Form 10-Q
period 2023-04-30
Trio Petroleum Corp.
filed 2023-06-08
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-41643

TRIO PETROLEUM CORP.

(Exact name of Registrant as specified in its charter)

Delaware	87-1968201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Blackhawk Plaza Circle, Suite 100 Danville, CA	94506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (661) 324-1122

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TPET	NYSE American LLC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 8, 2023, there were 24,824,202 shares of the registrant’s common stock outstanding.

TRIO PETROLEUM CORP.

FORM 10-Q

For the Quarter Ended April 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIO PETROLEUM CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2023	2022

ASSETS
Current assets:
Cash	$2,188,209	$73,648
Prepaid expenses and other receivables	115,739	35,000
Deferred offering costs	-	1,643,881
Total current assets	2,303,948	1,752,529

Oil and gas properties - not subject to amortization	7,341,252	5,836,232
Advance to operators	1,365,148	1,900,000
Total assets	$11,010,348	$9,488,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,168,023	1,164,055
Asset retirement obligations - current	2,778	2,778
Notes payable - investors, net of discounts	-	4,403,439
Notes payable - related party, net of discounts	-	1,025,497
Warrants liability	-	114,883
Total current liabilities	1,170,801	6,710,652

Long-term liabilities:
Franchise tax accrual	4,250	9,450
Asset retirement obligations, net of current portion	46,924	45,535
	51,174	54,985
Total liabilities	1,221,975	6,765,637

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at April 30, 2023 and October 31, 2022, respectively	-	-

Common stock, $0.0001 par value; 490,000,000 shares authorized; 24,799,202 and 16,972,800 shares issued and outstanding as of April 30, 2023 and October 31, 2022, respectively	2,480	1,697
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	16,752,597	6,633,893
Accumulated deficit	(6,956,694)	(3,902,456)
Total stockholders’ equity	9,788,373	2,723,124

Total liabilities and stockholders’ equity	$11,010,348	$9,488,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Operating expenses:
Exploration expense	$25,415	$-	$25,415	$26,031
General and administrative expenses	990,491	186,759	1,155,504	466,041
Accretion expense	694	694	1,389	1,389
Total operating expenses	1,016,600	187,453	1,182,308	493,461

Loss from operations	(1,016,600)	(187,453)	(1,182,308)	(493,461)

Other expenses:
Interest expense	94,357	478,934	746,930	560,813
Penalty fees	-	1,322,933	-	1,322,933
Loss on note conversion	1,125,000	-	1,125,000	-
Total other expenses	1,219,357	1,801,867	1,871,930	1,883,746

Loss before income taxes	(2,235,957)	(1,989,320)	(3,054,238)	(2,377,207)
Provision for income taxes	-	-	-	-

Net loss	$(2,235,957)	$(1,989,320)	$(3,054,238)	$(2,377,207)

Basic and Diluted Net Loss per Common Share
Basic	$(0.12)	$(0.13)	$(0.17)	$(0.17)
Diluted	$(0.12)	$(0.13)	$(0.17)	$(0.17)

Weighted Average Number of Common Shares Outstanding
Basic	18,457,415	15,572,800	17,796,727	13,731,474
Diluted	18,457,415	15,572,800	17,796,727	13,731,474

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Stock	Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at October 31, 2021	10,982,800	$1,098	$(50,545)	$4,202,021	$(102,064)	$4,050,510
Issuance of founders’ shares	80,000	8	535	-	-	543
Issuance of security interest shares to investors	4,500,000	450	-	1,322,483	-	1,322,933
Issuance of common stock for cash, net	10,000	1	40,000	19,999	-	60,000
Issuance of warrants in connection with investor financing	-	-	-	994,091	-	994,091
Interest imputed on note payable for acquisition of unproved oil and gas properties	-	-	-	57,920	-	57,920
Net loss	-	-	-	-	(2,377,207)	(2,377,207)
Balance at April 30, 2022	15,572,800	1,557	(10,010)	6,596,514	(2,479,271)	$4,108,790

Balance at October 31, 2022	16,972,800	$1,697	$(10,010)	$6,633,893	$(3,902,456)	$2,723,124
Issuance of common stock for cash, net	400,000	40	-	371,960	-
Issuance of conversion shares related to the SPA	5,038,902	504	-	$5,164,371	-	5,164,875
Issuance of commitment shares related to the SPA	375,000	38	-	1,124,963	-	1,125,001
Issuance of common shares in IPO, net of underwriting discounts and offering costs	2,000,000	200	-	3,342,426	-	3,342,626
Issuance of pre-funded warrants	-	-	-	4,000	-	4,000
Stock-based compensation	12,500	1	-	110,984	-	110,985
Net loss	-	-	-	-	(3,054,238)	(3,054,238)
Balance at April 30, 2023	24,799,202	2,480	(10,010)	16,752,597	(6,956,694)	$9,788,373

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended April 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,054,238)	$(2,377,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	25,000	-
Accretion expense	1,389	1,389
Conversion of SPA	1,125,000	-
Amortization of debt discount	432,693	409,481
Imputed interest	-	57,920
Stock-based compensation	110,985	-
Penalty fees	-	1,322,933
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(105,739)	(25,000)
Accounts payable and accrued liabilities	663,644	311,818
Net cash used in operating activities	(801,266)	(298,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for unproved oil and gas properties	(210,530)	-
Drilling costs for exploratory well	(1,294,490)
Advances to operators	534,852	-
Net cash used in investing activities	(970,168)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	372,000	60,543
Proceeds from notes payable - investors	-	4,420,000
Repayment of notes payable	(1,472,512)	(2,920,000)
Proceeds from issuance of common stock in IPO	6,000,000	-
Cash paid for debt issuance costs	-	(505,000)
Cash paid for deferred offering costs	(1,013,493)	(586,043)
Net cash from financing activities	3,885,995	469,500

Effect of foreign currency exchange	-	-

NET CHANGE IN CASH	2,114,561	170,834
Cash - Beginning of period	73,648	78,877
Cash - End of period	$2,188,209	$249,711

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of warrants (equity classified)	$-	$994,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2023 AND 2022

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Company Organization

Trio Petroleum Corp. (“Trio Petroleum” or the “Company”) was incorporated in the state of Delaware on July 19, 2021. The Company is engaged in the exploration and development of the South Salinas Project (“SSP”), a non-producing oil and gas property located in Monterey County, California, which it acquired from Trio Petroleum, LLC (“Trio LLC”). The Company is headquartered in Bakersfield, California, with its principal offices located at 5401 Business Park, Suite 115, Bakersfield, CA, 93309. The Company has elected an October 31 year-end.

Acquisition of South Salinas Project

On September 14, 2021, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Trio LLC to acquire an 82.75% working interest in the SSP; the working interest includes the purchased percentage of the SSP’s leases, wells and inventory in exchange for $300,000 cash, a non-interest-bearing note payable of $3,700,000 due to Trio LLC on December 17, 2021 (see Note 6 and Note 8) and 4,900,000 shares of the Company’s $0.0001 par value common stock (see Note 5 and Note 9). At the time of the acquisition, this share issuance constituted 45% of the total number of issued shares of the Company. The Company accounted for the purchase as an asset acquisition, as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 – Business Combinations. The assets and associated asset retirement obligations (“ARO”) were recorded based on relative fair value at the estimated fair value of the consideration paid (see Note 5). In April 2023, the Company purchased an additional 3% working interest in the SSP; see Note 5 for further information. As of April 30, 2023 and October 31, 2022, there were no proved reserves attributable to the approximate 9,300 acres of the property.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering (the “Offering” or “IPO”) was declared effective on April 17, 2023. The Offering closed on April 20, 2023, and the Company sold 2,000,000 shares of its common stock for total gross proceeds of $6,000,000, which is described more fully in Note 4.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Amounts presented in the condensed balance sheet as of October 31, 2022 are derived from our audited financial statements as of that date. The unaudited condensed financial statements as of and for the three and six month periods ended April 30, 2023 and 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission(“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement (Amendment No 9) on Form S-1/A filed with the SEC on March 24, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transaction and disclosure of contingent assets and liabilities at the date of the financial statements, and the revenue and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Some of the more significant estimates required to be made by management include estimates of oil and natural gas reserves (when and if assigned) and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, accounts receivable, bad debt expense, ARO and the valuation of equity-based transactions. Accordingly, actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of April 30, 2023 and October 31, 2022.

Prepaid Expenses

Prepaid expenses consist primarily of prepaid services which will be expensed as the services are provided within twelve months.

Deferred Offering Costs

Deferred offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the planned Initial Public Offering (“IPO”) (see Note 4). As of April 30, 2023 and October 31, 2022, offering costs in the aggregate of $0 and $1,643,881, respectively, were deferred.

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense.

Oil and Gas Assets and Exploration Costs – Successful Efforts

The Company is in the exploration stage and has not yet realized any revenues from its operations. It applies the successful efforts method of accounting for crude oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. If an exploratory property provides evidence to justify potential development of reserves, drilling costs associated with the property are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory property costs in light of ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are unlikely to occur, associated exploratory well costs are expensed.

Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers. As of April 30, 2023 and October 31, 2022, all of the Company’s oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

Unproved oil and natural gas properties

Unproved oil and natural gas properties consist of costs incurred to acquire unproved leases. Unproved lease acquisition costs are capitalized until the lease expires or when the Company specifically identifies a lease that will revert to the lessor, at which time it charges the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. All of the Company’s natural gas properties were classified as unproved as of April 30, 2023 and October 31, 2022; see further discussion in Note 5.

Impairment of Other Long-lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. With regards to oil and gas properties, this assessment applies to proved properties.

As of April 30, 2023 and October 31, 2022, the Company had no impairment of long-lived assets.

Asset Retirement Obligations

ARO consists of future plugging and abandonment expenses on oil and natural gas properties. In connection with the SSP acquisition described above, the Company acquired the plugging and abandonment liabilities associated with six non-producing wells. The fair value of the ARO was recorded as a liability in the period in which the wells were acquired with a corresponding increase in the carrying amount of oil and natural gas properties not subject to impairment. The Company plans to utilize the six wellbores acquired in the SSP acquisition in future exploration activities. The liability is accreted for the change in its present value each period based on the expected dates that the wellbores will be required to be plugged and abandoned. The capitalized cost of ARO is included in oil and gas properties and is a component of oil and gas property costs for purposes of impairment and, if proved reserves are found, such capitalized costs will be depreciated using the units-of-production method. The asset and liability are adjusted for changes resulting from revisions to the timing or the amount of the original estimate when deemed necessary. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Components of the changes in ARO are shown below:

ARO, ending balance – October 31, 2022	$48,313
Accretion expense	1,389
ARO, ending balance – April 30, 2023	49,702
Less: ARO – current	2,778
ARO, net of current portion	$46,924

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. On September 14, 2021, the Company acquired an 82.75% working interest (which was subsequently increased to an 85.75% working interest) in the SSP from Trio LLC in exchange for cash, a note payable to Trio LLC and the issuance of 4.9 million shares of common stock. As of the date of the acquisition, Trio LLC owned 45% of the outstanding shares of the Company and was considered a related party. As of April 30, 2023 and October 31, 2022, Trio LLC owned 1% and 29%, respectively, of the outstanding shares of the Company.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At April 30, 2023 and October 31, 2022, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of operations when a determination is made that such expense is likely. The Company is subject to income tax examinations by major taxing authorities since inception.

Fair Value Measurements

The carrying values of financial instruments comprising cash and cash equivalents, payables, and notes payable-related party approximate fair values due to the short-term maturities of these instruments. The notes payable- related party is considered a level 3 measurement. As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The significant unobservable inputs used in the fair value measurement for nonrecurring fair value measurements of long-lived assets include pricing models, discounted cash flow methodologies and similar techniques.

There are no assets or liabilities measured at fair value on a recurring basis. Assets and liabilities accounted for at fair value on a non-recurring basis in accordance with the fair value hierarchy include the initial allocation of the asset acquisition purchase price, including asset retirement obligations, the fair value of oil and natural gas properties and the assessment of impairment.

The fair value measurements and allocation of assets acquired are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future commodity prices; (iii) operating and development costs; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company’s estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that the Company’s management believes will impact realizable prices. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation.

The fair value of additions to the asset retirement obligation liabilities is measured using valuation techniques consistent with the income approach, which converts future cash flows to a single discounted amount. Significant inputs to the valuation include: (i) estimated plug and abandonment cost per well for all oil and natural gas wells and for all disposal wells; (ii) estimated remaining life per well; (iii) future inflation factors; and (iv) the Company’s average credit-adjusted risk-free rate. These assumptions represent Level 3 inputs.

If the carrying amount of its proved oil and natural gas properties, which are assessed for impairment under ASC 360 – Property, Plant and Equipment, exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The fair value of its oil and natural gas properties is determined using valuation techniques consistent with the income and market approach. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with the expected cash flow projected. These assumptions represent Level 3 inputs.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic loss per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, warrants and convertible notes, if dilutive.

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive (see Note 9):

	As of April 30,		As of April 30,
	2023		2022
Warrants (Note 7, Note 8)	1,852,752	(4)	7,811,224 (1)
Convertible Notes (Note 7, Note 8)	-		31,244,898 (2)
Commitment Shares (Note 7, Note 8)	-		3,826,531 (3)
Total potentially dilutive securities	1,852,752		42,882,653

(1)	Balance includes warrants issued per the Securities Purchase Agreement (“SPA”) with GPL Ventures, LLC (“GPL”), which are exercisable into up to 50% of the number of shares of common stock issued upon full conversion of the Notes, with an exercise price equal to the conversion price. Upon consummation of the IPO, there are 2,519,452 equity classified warrant shares outstanding (50% of the 5,038,902 conversion shares issued) with an exercise price of $1.03.

(2)	Upon IPO, the debt will convert into a variable number of shares; the number of conversion shares is equal to the outstanding principal amount divided by the conversion price, which is equal to the lesser of a) the IPO price or b) the opening price of the common stock on the first trading day after the IPO multiplied by the discount of 50%. Upon consummation of the IPO, the Company issued 5,038,902 conversion shares based on a $2.05 opening price of the common stock on the first trading day after the IPO multiplied by the discount of 50%.

(3)	The number of commitment shares to be issued is a variable number of shares for a fixed total dollar amount of $1,125,000, which is 25% of the aggregate Notes principal balance divided by the offering price of the IPO. Upon IPO, the Company issued 375,000 commitment shares, based on an IPO price of $3.00 and fixed dollar amount of $1,125,000.

(4)	Balance consists of dilutive shares based on 3,419,451 outstanding, equity classified warrants.

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. All of these types of expenditures incurred since inception have been charged against earnings due to the uncertainty of their future recoverability. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Recent Accounting Pronouncements

All recently issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Subsequent Events

The Company evaluated all events and transactions that occurred after April 30, 2023 through the date of the filing of this report. See Note 10 - Subsequent Events for such events and transactions.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of April 30, 2023, the Company had $2,188,209 in its operating bank account and working capital of $1,133,147. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors and its IPO, which closed on April 20, 2023 with net proceeds of $4,940,000. Upon consummation of the IPO, the Company used the net proceeds to i) repay a non-interest-bearing note payable in the amount of $1,032,512, and ii) repay a bridge note with three investors with a principal amount of $440,000 (see Notes 7 and 8).

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of issuance of these condensed financial statements, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2023, the Company has an accumulated deficit of $6,956,694 and has experienced losses from continuing operations. Based on the Company’s cash balance as of April 30, 2023 and projected cash needs for the twelve months following the issuance of these condensed financial statements, management estimates that it will need to generate sufficient sales revenue and/or raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds by issuing additional shares of common stock or other equity securities or obtaining additional debt financing. Although management has been successful to date in raising necessary funding and obtaining financing through investors, there can be no assurance that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed financial statements.

Accordingly, the accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INITIAL PUBLIC OFFERING

The registration statement for the Company’s IPO was declared effective on April 17, 2023. The Offering closed on April 20, 2023, and the Company sold 2,000,000 shares of common stock at a public offering price of $3.00 per share for gross proceeds of $6,000,000. After deducting the underwriting commissions, discounts and offering expenses payable by the Company, it received net proceeds of approximately $4,940,000. The Company’s common stock is listed on the NYSE American under the symbol TPET. The Company also issued warrants to purchase 100,000 shares of common stock to the underwriters at an exercise price of $3.30 per share (110% of public offering price), the cost of which was offset to additional paid-in capital upon IPO.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of April 30,	As of October 31,
	2022	2022
Oil and gas properties – not subject to amortization	$7,341,252	$5,836,232
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$7,341,252	$5,836,232

During the three and six months ended April 30, 2023 and 2022, the Company incurred aggregated exploration costs of $1,526,925 and $26,031, respectively; for the costs incurred during the current period, approximately $1.3 million was related to drilling exploratory wells and approximately $0.2 million was related to acquisition costs (and are described below – see Leases, Optioned Assets and Additional Working Interest), both of which were capitalized and are reflected in the balance of the oil and gas property as of April 30, 2023. The costs incurred in the same period during 2022 were mainly for the purpose of the site surveys and were expensed on the statement of operations.

Leases

As of April 30, 2023, the Company holds various leases related to the unproved properties of the SSP (see Note 6, Note 7). On May 27, 2022, the Company entered into an Amendment to one of the lease agreements, which provides for an extension of the current force majeure status for an additional, uncontested twelve months, during which the Company will be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of that date.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the SSP with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment of approximately $11,000 for the period February 2023 – February 2024; this amount was expensed under the successful efforts method of accounting as of April 30, 2023. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment of approximately $11,000 for the period March 2023 – March 2024; this amount was expensed under the successful efforts method of accounting as of April 30, 2023.

The Company did not record any impairment to the oil and gas property for the three months ended April 30, 2023 or 2022, as all capitalized costs represent costs to acquire unproved property leases pending further development on the balance sheet. There is no depletion related to the oil and gas property as of April 30, 2023, as the Company does not currently have production and the acquired property is not subject to amortization as of that date.

South Salinas Project

On September 14, 2021, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Trio LLC to acquire an 82.75% working interest in the SSP (see purchase of additional working interest in Additional Working Interest section below); the working interest includes the purchased percentage of the SSP’s leases, wells and inventory in exchange for consideration as follows:

South Salinas Project
Cash	$300,000
Note Payable – Related Party (Note 6 and Note 8)	3,700,000
Common shares issued (4.9M shares at an estimated fair value of $0.70)	3,438,544
Total consideration	$7,438,544

The fair value of the consideration transferred was allocated to the acquired oil and natural gas properties (which includes asset retirement costs), advance to operators and ARO liabilities as follows:

South Salinas Project
Acquired unproved oil and gas properties	$5,583,720
Advance to operators	1,900,000
Assumed ARO liabilities	(45,176)
Total consideration	$7,438,544

At the time of the acquisition, this share issuance constituted 45% of the total amount of issued shares of the Company. Trio LLC continues to operate the SSP, as well as other working interests in other projects that it owns.

The third-party calculation of the consideration paid for the transaction was $7,438,544, which consisted of $5,583,720 for the acquired oil and natural gas properties, $1,900,000 for an advance to operators and $45,176 in ARO liabilities. Given the cash consideration of $300,000, the related party note payable of $3,623,770 (net of imputed interest of $76,230) and ownership interest paid, the equity portion of the consideration of 4.9 million shares of common stock was determined to be $0.70 per share.

As of April 30, 2023 and October 31, 2022, there were no proved reserves attributable to the acreage. The Company accounted for the purchase as an asset acquisition, as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 – Business Combinations. The purchase price was allocated to the unproved properties based on the consideration paid, as determined by an independent third party.

Additional Working Interest

In April 2023, the Company paid Trio LLC approximately $60,000 to acquire an additional 3.026471% working interest in the South Salinas Project, of which working interest amount is one-half (1/2) of the working interest that was acquired by Trio LLC; this amount was capitalized and is reflected in the balance of the oil and gas property as of April 30, 2023.

Optioned Assets

On December 22, 2022, the Company and Trio LLC entered into the Fourth Amendment to the PSA. Per the terms of the Fourth Amendment, the Company was granted a 120-day option (commencing on January 1, 2023) to acquire any or all of the following three assets currently owned in part by Trio LLC (the “Optioned Assets”). The price for this option was $150,000 (the “Option Fee”), which was paid by the Company to Trio LLC in April 2023; this amount was capitalized and is reflected in the balance of the oil and gas property as of April 30, 2023. The Optioned Assets are as follows:

●	The Hangman Hollow Field asset with an option to acquire Trio LLC’s 44% working interest and their Operatorship;
●	The Kern Front Field asset with an option to acquire Trio LLC’s 22% working interest and their Operatorship; and
●	The Union Ave Field with an option to acquire Trio LLC’s 20% working interest and their Operatorship;

The Optioned Assets are all located in California; in order evaluate the Optioned Assets, the Company has engaged KLS Petroleum Consulting, LLC to do a detailed analyses and estimations of the oil and gas reserves and of the fair market values of each of these three assets. After such analysis is completed, the Company will determine its interest in acquiring any or all of the Optioned Assets. Trio LLC retains the right to sell their interest in any of the three Optioned Assets, and in the event they do so, the Option Fee will be credited against the purchase price of the remaining Optioned Assets.

On May 12, 2023, the Company announced the signing of an Acquisition Agreement to potentially acquire up to 100% of the working interest in the Union Ave Field. The Agreement is between the Company and Trio LLC, on behalf of itself as Operator and holding a 20% working interest in Union Ave Field as well as to facilitate the remaining 80% working interest holders. As Trio LLC is partly owned and controlled by members of Trio’s management, this would be a related party transaction, and a special committee of Trio’s board of directors (the “Trio Special Committee”) has been formed to evaluate and negotiate the terms of this acquisition. Trio has engaged KLSP to conduct a comprehensive analysis and valuation of the asset, which analysis has been delivered to the Company and is being evaluated by the Trio Special Committee.

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Party

On September 14, 2021, the Company entered into a note payable with Trio LLC as part of the agreement for the purchase of an 82.75% working interest in the SSP (see Note 1). Per the Third Amendment signed on May 27, 2022, a portion of a previous payment made to Trio LLC was used to fund a lease extension payment to a third-party; as the payment previously made was to be used for other expenditures, the amount used to fund the lease extension was added to the remaining amount due to Trio LLC, increasing it from $780,000 to $1,032,512. Per an extension to the Fourth Amendment to the PSA, the Company made the final payment of $1,032,512 upon the consummation of the IPO. As of April 30, 2023 and October 31, 2022, the balance of the note payable was $0 and $1,025,497 (net of imputed interest of $7,015), respectively, with aggregate payments made of $1,032,512 and $2,920,000, respectively, and interest expense recognized of $0 and $7,015 for the three and six months ended April 30, 2023, respectively, and $15,215 and $80,136 during the three months and six months ended April 30, 2022, respectively (see Note 8).

Restricted Stock Units (“RSUs”) issued to Directors

On July 11, 2022, the Company issued 60,000 shares of its $0.0001 par common stock to each of its five outside Directors with a fair value of $0.29 per share for an aggregate grant date value of $88,200. The fair value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability. The shares, or RSUs, vest in full upon the six-month anniversary of the IPO, subject to the directors’ continued service on the vesting date; upon issuance, the shares will be fully paid and non-assessable. Upon consummation of the IPO, the vesting period for these shares began and for the three and six months ended April 30, 2023, the Company recognized stock-based compensation in the amount of $5,799 and $5,799, respectively, within general and administrative expenses on the income statement, with unrecognized expense of $82,401.

Restricted Shares issued to Executives

In February 2022, the Company entered into employee agreements with Mr. Frank Ingriselli (Chief Executive Officer or “CEO”) and Mr. Greg Overholtzer (Chief Financial Officer or “CFO”) which, among other things, provided for the grant of restricted shares in the amounts of 1,000,000 and 100,000, respectively, pursuant to the 2022 Equity Incentive Plan (“the Plan”). Per the terms of the employee agreements, subject to continued employment, the restricted shares vest over a two-year period, under which 25% will vest upon the earlier of three months after the IPO or six months after the grant date. After this date, the remainder vest in equal tranches every six months until fully vested. As the Plan was not adopted until October 17, 2022 (see Note 7), these shares will be recorded as of that date at a fair value of $0.294 per share; such value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability (see Note 9). As of October 31, 2022, the Company recorded 1,100,000 restricted shares at a fair value of $323,400, and for the three and six months ended April 30, 2023, the Company recognized stock-based compensation of $39,428 and $80,185, respectively, within general and administrative expenses on the income statement, with unrecognized expense of $237,012.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various claims that arise in the ordinary course of business. Management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations, or cash flows of the Company.

Unproved Property Leases

As of April 30, 2023, the Company holds various leases related to the unproved properties of the SSP. Two of the leases are held with the same lessor. The first of the aforementioned covers 8,417 acres and is currently in “force majeure” status. On May 27, 2022, the Company entered into an Amendment to the lease agreement which provides for an extension of the current force majeure status for an additional, uncontested twelve months, during which the Company will be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and is reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022.

The second of the aforementioned covers 160 acres of the SSP and is currently held by delay rental. The lease is renewed every three years and its next renewal is set to commence on October 26, 2022. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period October 2022 – October 2023.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the SSP with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2023 – February 2024. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period March 2023 – March 2024.

As of April 30, 2023, the Company assessed the unproved properties of the SSP and those adjacent to it for impairment, analyzing future drilling plans, leasehold expiration and the existence of any known dry holes in the area. Management concluded there is no impairment allowance required as of the balance sheet date.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company as follows: an annual retainer of $50,000 cash, plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO.

Agreements with Advisors

On July 28, 2022, the Company entered into an agreement with Spartan Capital Securities, LLC (“Spartan”) whereby Spartan will serve as the exclusive agent, advisor or underwriter in any offering of securities of the Company for the term of the agreement, which is one year. The agreement provides for a $25,000 non-refundable advance upon execution of the agreement and completion of a bridge offering to be credited against the accountable expenses incurred by Spartan upon successful completion of the IPO, a cash fee or an underwriter discount of 7.5% of the aggregate proceeds raised in the IPO, warrants to purchase a number of common shares equal to 5% of the aggregate number of common shares placed in the IPO, an expense allowance of up to $150,000 for fees and expenses of legal counsel and other out-of-pocket expenses and 1% of the gross proceeds of the IPO to Spartan for non-accountable expenses. The agreement also provides for an option to Spartan that is exercisable within 45 days after the closing of the IPO to purchase up to an additional 15% of the total number of securities offered by the Company in the IPO.

On April 20, 2023, pursuant to the agreement above, the Company issued representative warrants to Spartan to purchase up to an aggregate of 100,000 shares of common stock; these warrants may be exercised commencing from the closing of the offering on April 20, 2023, and expiring five years from the effective date of the registration statement on April 17, 2028, at an exercise price of $3.30 (110% of the public offering price of the common stock).

Trio LLC – Monthly Consulting Fee

Pursuant to the Fourth Amendment to the PSA, the Company agreed, retroactively commencing on May 1, 2022, to accrue a monthly consulting fee of $35,000, due and payable by the Company to Trio LLC. This fee is intended to cover the work being done for the Company by Trio LLC’s employees prior to the closing date of the Company’s IPO. As of April 30, 2023, the Company has accrued $420,000 in fees for these services.

NOTE 8 – NOTES PAYABLE

Notes payable as of April 30, 2023 and October 31, 2022 consisted of the following:

	As of April 30,	As of October 31,
	2023	2022
Notes payable – related party, net of discount	$-	$1,025,497
Notes payable – investors, net of discounts	-	4,137,720
Bridge Note, net of discounts	-	265,719
Total Notes payable	$-	$5,428,936

Notes Payable – Related Party

On September 14, 2021, the Company entered into a related party note payable with Trio LLC as part of the agreement for the purchase of an 82.75% working interest in the SSP (see Note 1). Per the Third Amendment signed on May 27, 2022, a portion of a previous payment made to Trio LLC was used to fund a lease extension payment to a third-party; as the payment previously made was to be used for other expenditures, the amount used to fund the lease extension was added to the remaining amount due to Trio LLC, increasing it from $780,000 to $1,032,512. Per an extension signed during March 2023 to the Fourth Amendment, the Company made a final payment of $1,032,512 upon the consummation of its IPO. As of April 30, 2023 and October 31, 2022, the balance of the related party note payable was $0 and $1,025,497 (net of imputed interest of $7,015), respectively, with aggregate payments made of $1,032,512 and $2,920,000, respectively, and interest expense recognized of $0 and $7,015 for the three and six months ended April 30, 2023, respectively, and $15,215 and $80,136 during the three months and six months ended April 30, 2022, respectively (see Note 8).

Notes Payable – Investors

On January 28, 2022, the Company entered into a SPA with GPL (see Note 3 and Note 7), pursuant to which (i) in exchange for $4,500,000 in consideration consisting of $4,420,000 in cash and $80,000 in the form of a receivable to be funded in a subsequent quarter, the Company issued senior secured convertible promissory notes (“Notes”) with an aggregate principal amount of $4,500,000, (ii) the Company issued warrants to purchase up to 50% of the number of shares of common stock issued upon the full conversion of the Notes, and (iii) the Company agreed to issue commitment shares (see Note 7) to the investors upon the date of the Company’s IPO. The Notes were collateralized with a security interest in the oil and gas properties, which was to be perfected by April 28, 2022. In the event the collateral was not perfected by April 28, 2022, the Company was required to deliver 4,500,000 shares (“Default Shares”) to the investors. The Default Shares were initially held in escrow until the earlier of a) the granting and perfection of the security interest, b) the conversion of the Notes upon the IPO or c) April 28, 2022. As the Company failed to perfect the security interest and no IPO occurred by April 28, 2022, the Default Shares were delivered to the investors on April 28, 2022. The shares were issued at a fair value of $0.29 per share for an aggregate value of $1,322,933, and this amount was recognized as penalty fees related to debt on the income statement.

An extension to the SPA was signed during March 2023 that extended the maturity date to April 30, 2023. The note bore interest of 8% per annum to be accrued and paid upon maturity. Because the Company’s IPO did not occur by August 1, 2022, the interest percentage increased to 15% per annum. The principal and interest payable on the Notes automatically converted into shares upon completion of the IPO. The conversion price was the lesser of i) the IPO price multiplied by the discount of 50% or ii) the opening price of the common stock on the trading day following the date of the IPO multiplied by the discount of 50%. The number of conversion shares is the outstanding principal amount divided by the conversion price. Upon the completion of the IPO, the debt converted into 5,038,902 shares with a fair value of $5,164,875.

The commitment shares were issued upon the completion of the IPO. The number of commitment shares to be issued was 375,000 shares at a fair value of $1,125,000, which is 25% of the aggregate Notes principal balance divided by the offering price of the IPO.

The warrants issued per the SPA are exercisable into up to 50% of the number of shares of common stock issued upon full conversion of the Notes, with an exercise price equal to the conversion price. Accordingly, upon IPO, warrant holders can receive up to $4,500,000 worth of common stock in exchange for a cash payment of 50% of the IPO price, or up to $2,250,000. The Company determined the warrants are equity classified and used a third party to perform a valuation to estimate their fair market value at January 28, 2022. The factors used to determine their fair value, which was $994,091, were a term of 3 years, volatility of 92%, a share price based on comparable companies and an exercise price of 50% of the stock price upon the Company’s IPO. The Company also incurred debt issuance costs of $505,000 in connection with the issuance of the Notes, Default Shares and warrants. The values of the warrants and debt issuance costs are recorded as debt discounts and amortized over the life of the Notes, which is one year.

Upon consummation of its IPO, the Company converted the aggregate outstanding principal and accrued interest balances of $4,500,000 and $664,875, respectively, into 5,038,902 common shares; the number of conversion shares was calculated by dividing the aggregate balance of $5,164,875 by the opening trading price of its common stock on April 19, 2023 of $2.05, with a discount applied of 50%. The Company also issued 375,000 commitment shares, the number of which was calculated by taking 25% of the outstanding principal balance of $4,500,000 and dividing it by the IPO price of $3.00 per share, with the expense for issuing the commitment shares being recognized as a loss on the income statement as of April 30, 2023. As of April 30, 2023 and October 31, 2022, the balance of the Notes payable was $0 and $4,137,720, with interest expense of $144,375 (of which $144,375 was in accrued interest payable before payoff) and $675,405 (of which $313,125 was in accrued interest payable before payoff) for the three months and six months ended April 30, 2023, respectively, and interest expense of $464,773 (of which $90,000 was in accrued interest payable) and $480,265 (of which $93,000 was in accrued interest payable) for the three months and six months ended April 30, 2022, respectively.

Bridge Note

During September 2022, the Company entered into an agreement or bridge note (“Bridge Note”) with three investors; the Bridge Note includes original issue discount senior notes (“Notes”) with gross proceeds of $444,000, a 10% Original Issue Discount (“OID”) of $44,000 and debt issuance costs of $70,438, for net proceeds of $329,562 to the Company. The Bridge Note included pre-funded warrants that permit the investors to purchase a number of shares of the Company’s common stock (equal to 100% of the original principal amount of the Notes), which can be exercised from the date of the warrant agreement to five years from the date of the Company’s IPO at an exercise price of $0.01. The Notes had a maturity date of the earlier of i) April 30, 2023 or ii) the completion of the IPO (see Note 10). The Notes bore interest at 8% per annum, which would waived if the Company completed a successful IPO within 90 days of the closing of financing; in the event of default, the interest percentage would increase to 15% per annum.

The Company also issued pre-funded warrants in connection with the Bridge Note to purchase a number of shares equal to the number of dollars of the Notes, or 400,000, at an exercise price of $0.01 per share; the Company determined the warrants are equity classified and can be exercised at any time from the date of the warrant agreement to five years from the date of the completion of the IPO (see Note 9). The Company also incurred debt issuance costs of $70,438 in connection with the issuance of the Notes and warrants. The values of the OID, warrants and debt issuance costs are recorded as debt discounts and amortized over the life of the Notes as interest expense.

Upon consummation of its IPO, the Company repaid the Bridge Note in the amount of $440,000 and interest was waived by the investors. As of April 30, 2023 and October 31, 2022, the balance of the Bridge Note (which is included within the Notes payable – investors, net of discounts line item on the balance sheet) is $0 and $265,719, respectively, with interest expenses of $59,574 and $174,281 for the three and six months ended April 30, 2023, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Shares

On October 17, 2022, the Company issued 1,100,000 restricted shares to two of its executives pursuant to the Plan (see Note 6). As the Plan was not adopted until October 17, 2022 (see Note 7), these shares were recorded as of that date at a fair value of $0.29 per share; such value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability. As of October 31, 2022, the Company recorded 1,100,000 restricted shares at a fair value of $323,400 and as of April 30, 2023, recorded stock-based compensation expense of $40,757, with unrecognized expense of $276,441.

In December 2022, the Company entered into subscription agreements with two accredited investors for the aggregate issuance of 400,000 common shares for aggregate gross cash proceeds of $400,000. The common shares are $0.0001 par value and have a purchase price of $1.00 per share.

The registration statement for the Company’s IPO was declared effective on April 17, 2023. The Offering closed on April 20, 2023, and the Company sold 2,000,000 shares of common stock at a public offering price of $3.00 per share for gross proceeds of $6,000,000.

On April 20, 2023, the Company issued 12,500 shares of common stock at a fair value of $2.00 per share to consultants in exchange for services rendered; the aggregate amount of $25,000 was recorded as stock-based compensation as of the end of the period.

Warrants

In January 2022, the Company entered into a SPA with GPL, which has warrants attached that are exercisable into up to 50% of the number of shares of common stock issued upon full conversion of the Notes. The Company determined the warrants are equity classified and used a third party to perform a valuation to estimate their fair market value at January 28, 2022, which was $994,091. The factors used to determine their fair value were a term of 3 years, volatility of 92%, a share price based on comparable companies and an exercise price of 50% of the stock price upon the Company’s IPO.

In December 2022, the Company entered into subscription agreements with two accredited investors for the aggregate issuance of 400,000 common shares, as well as warrants to purchase additional shares up to the initial subscription amount; the warrants are exercisable for two years and have an exercise price equal to fifty percent of the price per share the Company sells its common shares in its IPO. The warrants were determined to be equity classified and were recorded at fair value in additional paid-in capital on the balance sheet for the period. Their fair value was based on the price the third-party investors paid for the original subscription agreements described above.

The Company also issued warrants to purchase 100,000 shares of common stock to the underwriters at an exercise price of $3.30 per share (110% of public offering price).

A summary of the warrant activity during the quarter ended April 30, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, January 31, 2023	400,000	$1.50	1.9	$-
Issued	3,019,451	0.97	3.3	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, April 30, 2023	3,419,451	$1.03	3.1	$-

Exercisable, April 30, 2023	3,419,451	$1.03	3.1	-

A summary of outstanding and exercisable warrants as of April 30, 2023 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$0.01	400,000	5.0	400,000
$1.50	400,000	1.6	400,000
$3.30	100,000	5.0	100,000
$1.03	2,519,451	3.0	2,519,451
	3,419,451	3.1	3,419,451

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events and transactions that occurred after April 30, 2023, through the date the condensed financial statements are available for issuance.

Share Issuance

In May 2023, the Company issued 25,000 shares of Common Stock to TraDigital Marketing Group, LLC for consulting services rendered to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our S-1, as amended. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those in this Quarterly Report on Form 10-Q, as well as the risk factors set forth in the section titled “Risk Factors” included in our S-1, as amended, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Trio Petroleum Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

●	our ability to find, acquire or gain access to other discoveries and prospects and to successfully develop our current discoveries and prospects;
●	uncertainties inherent in making estimates of our oil and natural gas data;
●	the successful implementation of our prospect discovery and development and drilling plans with the South Salinas Project;
●	projected and targeted capital expenditures and other costs, commitments and revenues;
●	our dependence on our key management personnel and our ability to attract and retain qualified technical personnel;
●	the ability to obtain financing and the terms under which such financing may be available;
●	the volatility of oil and natural gas prices;
●	the availability and cost of developing appropriate infrastructure around and transportation to our discoveries and prospects;
●	the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;
●	other competitive pressures;
●	potential liabilities inherent in oil and natural gas operations, including drilling risks and other operational and environmental hazards;
●	current and future government regulation of the oil and gas industry;
●	cost of compliance with laws and regulations;
●	changes in environmental, health and safety or climate change laws, greenhouse gas regulation or the implementation of those laws and regulations;
●	environmental liabilities;
●	geological, technical, drilling and processing problems;
●	military operations, terrorist acts, wars or embargoes;
●	the cost and availability of adequate insurance coverage;
●	our vulnerability to severe weather events; and
●	other risk factors discussed in the “Risk Factors” section of this Quarterly Report.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Overview

The Company was incorporated in the state of Delaware on July 19, 2021. The Company is engaged in the exploration and development of the South Salinas Project, a non-producing oil and gas property it acquired from Trio LLC. The Company is headquartered in Bakersfield, California, with its principal offices located at 5401 Business Park, Suite 115, Bakersfield, CA, 93309.

During May, 2023, the Company began drilling the HV-1 confirmation well at the President’s Oilfield that is a large geologic structure and a potential large oil and gas field, which is the same location where Trio LLC drilled the HV-3A discovery well in 2018. In the fourth quarter of 2021, Trio constructed the HV-1 drill pad, constructed a new access road to the drill site, and upgraded a pre-existing access road to the drill site. The bottom-hole location of the HV-1 confirmation well was planned to be near the top of a substantial anticline that is evident in 3D seismic data and near the major Rinconada Fault and other faults so as to potentially find Monterey Formation oil and gas reservoirs in a trapping position with abundant fractures that could enhance reservoir characteristics and oil and gas productivity. The company anticipated that a successful outcome at the HV-1 well would largely confirm the existence of a profitable, new, large oil and gas field.

During April 2023, the Company entered into a Drilling Bid Proposal and Daywork Drilling Contract – U.S. (the “Drilling Contract”) with Ensign United States Drilling (California) Inc. (“Ensign”). Under the Drilling Contract, Ensign agreed to perform drilling services on a daywork basis to drill and complete the HV-1 confirmation well at Presidents Oilfield, with such work beginning in May 2023. The Drilling Agreement covers an initial term that will terminate upon completion of the HV-1 confirmation well at a day rate of approximately $18,250 per day, with the option to extend the Drilling Agreement for additional wells upon mutual agreement. The Drilling Agreement requires Trio LLC to pay for drilling fluids and certain additional reimbursable costs related to the equipment and materials of Ensign, as applicable. The Drilling Agreement further requires Trio LLC to pay mobilization and demobilization fees of Ensign.

On May 4, 2023, Ensign commenced drilling on the HV-1 confirmation well, and on May 16, 2023, the Company announced that the HV-1 confirmation well had confirmed a major oil and gas accumulation in the President’s Oilfield. The Monterey Formation was encountered in the HV-1 well as predicted, with significant shows of free oil in cuttings and in the mud pit. The preliminary independent interpretation of the Schlumberger image log (i.e., FMI log) of the well indicates abundant fractures and several faults and/or micro-faults. The Company will now finalize completion operations (i.e., perforating and acidizing the well) and test the well’s initial production rates in the coming months.

In addition to the aforementioned HV-1 well, the Company has drilling permits from Monterey County for two other wells (i.e., the HV-2 and HV-4 wells) and, given adequate funding, expects to be drilling those two wells in the latter half of 2023. In such case, the South Salinas Project may have three producing wells in 2023, which may largely confirm favorable project economics and underpin an aggressive permitting and subsequently an aggressive drilling and development program.

Going Concern Considerations

The Company has not generated any revenues and has incurred significant losses since inception. As of April 30, 2023, the Company has an accumulated deficit of $6,956,694 and working capital of $1,133,147, and for the three and six months ended April 30, 2023, net losses of $2,235,957 and $3,054,238, respectively. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors and the recent consummation of its IPO. There is substantial doubt regarding our ability to continue as a going concern as a result of our accumulated deficit and no source of revenue sufficient to cover our costs of operations as well as our dependence on private equity and financings. See “Risk Factors—Risks Relating to Our Business—We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the year ended October 31, 2022 and for the period from July 19, 2021 (inception) through October 31, 2021.”

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital in order to pay for our development, exploration, drilling and operating costs. While the Company raised money in April 2023 with its IPO, we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms. We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. We may never achieve profitable operations or generate significant revenues.

We currently have a minimum monthly cash requirement of approximately $450,000, which is required to support the Company’s operations, as well as approximately $9,000,000 in anticipated preparation, drilling and completion costs associated with our HV-2 and HV-4 wells, which will be utilized by the end of fiscal year 2023. We believe that in the aggregate, we will require significant additional capital funding to provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams are fully-implemented and begin to offset our operating costs, if ever.

Since our inception, we have funded our operations with the proceeds from equity and debt financings. We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of equity and promissory notes that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to issue equity to fund our operations for the foreseeable future. If we are unable to achieve operational profitability or we are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The condensed financial statements included in this report also include a going concern footnote.

Acquisition of South Salinas Project

On September 14, 2021, the Company entered into a Purchase and Sale Agreement with Trio LLC to acquire an 82.75% working interest in the South Salinas Project (which was subsequently increased to a 85.75% working interest); the working interest includes the purchased percentage of the South Salinas Project’s leases, wells and inventory in exchange for $300,000 cash, a non-interest-bearing note payable of $3,700,000 due to Trio LLC on December 17, 2021 and 4,900,000 shares of the Company’s $0.0001 par value common stock. At the time of the acquisition, this share issuance constituted 45% of the total amount of issued shares of the Company. The Company accounted for the purchase as an asset acquisition, as prescribed in FASB ASC 805 – Business Combinations. The asset and associated asset retirement obligations were recorded based on relative fair value at the estimated fair value of the consideration paid. In April 2023, the Company purchased an additional approximate 3% working interest in the SSP and, as of April 30, 2023, there were no proved reserves attributable to the approximate 9,300 acres of the property.

Initial Public Offering

The registration statement for the Company’s IPO was declared effective on April 17, 2023. The IPO closed on April 20, 2023, and the Company sold 2,000,000 shares of common stock at a public offering price of $3.00 per share for gross proceeds of $6,000,000. After deducting the underwriting commissions, discounts and offering expenses payable by the Company, it received net proceeds of approximately $4,940,000. The Company’s common stock is listed on the NYSE American under the symbol TPET. The Company also issued warrants to purchase 100,000 shares of common stock to the underwriters at an exercise price of $3.30 per share (110% of public offering price).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Results of Operations

Three Months Ended April 30, 2023 compared to the Three Months Ended April 30, 2022 (unaudited)

Our financial results for the three months ended April 30, 2023 and 2022 are summarized as follows:

	For the Three Months Ended April 30,
	2023	2022	Change	% Change
Operating expenses:
Exploration expenses	$25,415	$-	$25,415	NM
General and administrative expenses	990,491	186,759	803,732	430.4%
Accretion expenses	694	694	-	0.0%
Total operating expenses	1,016,600	187,453	829,147	442.3%
Loss from Operations	(1,016,600)	(187,453)	(829,147)	442.3%

Other expenses:
Interest expenses	94,357	478,934	(384,577)	(80.3)%
Penalty fees	-	1,322,933	(1,322,933)	(100.0)%
Loss on note conversion	1,125,000	-	1,125,000	NM
Total other expenses	1,219,357	1,801,867	(582,510)	(32.3)%
Loss before income taxes	(2,235,957)	(1,989,320)	(246,637)	12.4%
Income tax benefit	-	-	-	-
Net loss	$(2,235,957)	$(1,989,320)	$(246,637)	12.4%

Exploration

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory geological and geophysical costs, delay rentals and exploratory overhead, and are expensed as incurred. Exploration expenses increased as compared to the prior year period due to a reservoir engineering analysis conducted during the quarter.

Given adequate funding, the Company expects to begin drilling two additional wells (the HV-2 and HV-4 wells) in the second half of 2023.

General and administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense for employees and consultants in executive, finance and accounting, legal, operations support, information technology and human resource functions. General and administrative expenses also include corporate facility costs including rent, utilities, depreciation, amortization and maintenance, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

General and administrative expenses increased for the three months ended April 30, 2023 compared to the prior period due to increased consulting fees of $420,000, increased legal fees of approximately $200,000 related to the Offering, increased salaries expenses of approximately $30,000, increased stock-based compensation expense of approximately $70,000 and bad debt expense of $25,000.

Accretion

The Company has an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the three months ended April 30, 2023, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the three months ended April 30, 2023, Other expenses, net decreased by approximately $0.6 million compared to the prior year period. The decrease is primarily due to i) decreased non-cash interest expense of $0.4 million due to debt discounts being fully amortized in the prior quarter and ii) the net effect of increased costs in the prior year period of $1.3 million in penalty fees offset by a smaller loss on conversion of $1.1 million in the current period.

Six Months Ended April 30, 2023 compared to the Six Months Ended April 30, 2022 (unaudited)

Our financial results for the six months ended April 30, 2023 and 2022 are summarized as follows:

	For the Six Months Ended April 30,
	2023	2022	Change	% Change
Operating expenses:
Exploration expenses	$25,415	$26,031	$(616)	(2.4)%
General and administrative expenses	1,155,504	466,041	689,463	147.9%
Accretion expenses	1,389	1,389	-	0.0%
Total operating expenses	1,182,308	493,461	688,847	139.6%
Loss from Operations	(1,182,308)	(493,461)	(688,847)	139.6%

Other expenses:
Interest expenses	746,930	560,813	186,117	33.2%
Penalty fees	-	1,322,933	(1,322,933)	(100.0)%
Loss on note conversion	1,125,000	-	1,125,000	NM
Total other expenses	1,871,930	1,883,746	(11,816)	(0.6)%
Loss before income taxes	(3,054,238)	(2,377,207)	(677,031)	28.5%
Income tax benefit	-	-	-	-
Net loss	$(3,054,238)	$(2,377,207)	$(677,031)	28.5%

Exploration

Exploration expenses remained relatively flat for the six months ended April 30, 2023 as compared to the same period in the prior year.

Given adequate funding, the Company expects to begin drilling two additional wells (the HV-2 and HV-4 wells) in the second half of 2023.

General and administrative

General and administrative expenses increased for the six months ended April 30, 2023 compared to the prior period due to increased consulting fees of $420,000, increased salaries expenses of approximately $100,000, increased stock-based compensation expense of approximately $110,000 and bad debt expense of $25,000.

Accretion

The Company has an ARO recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the six months ended April 30, 2023, accretion expenses remained consistent with that of the prior year period. The Company expects this to remain constant throughout 2023.

Other expenses, net

For the six months ended April 30, 2023, Other expenses, net remained relatively the same when compared to the prior year period. The minimal change is due to i) an overall increase in non-cash interest expense of $0.2 million from the amortization of debt discounts in the current six-month period and ii) a net decrease of $0.2 million from an off-setting of one-time charges; one for $1.3 million in penalty fees in the prior-year period and the second of a loss on conversion of $1.1 million in the current period.

Liquidity and Capital Resources

Working Capital/(Deficiency)

Our working capital as of April 30, 2023, in comparison to our working capital deficiency as of October 31, 2022, can be summarized as follows:

	April 30,	October 31,
	2023	2022
Current assets	$2,303,948	$1,752,529
Current liabilities	1,170,801	6,710,652
Working capital (deficiency)	$1,133,147	$(4,958,123)

Current assets increased primarily because of i) an increase to the cash account of approximately $2.1 million, offset by ii) a decrease in deferred offering costs of approximately $1.6 million, both of which are due to the closing of the IPO on April 20, 2023, which resulted in net cash proceeds of $4,940,000 and the complete reduction of deferred offering costs asset account. The decrease in current liabilities is due to i) the conversion of the $4.5 million SPA to equity and ii) the repayment of approximately $1.4 million in the notes payable, both of which occurred upon consummation of the IPO.

Cash Flows

Our cash flows for the six months ended April 30, 2023, in comparison to our cash flows for the six months ended April 30, 2022, can be summarized as follows:

	Six months Ended April 30,
	2023	2022
Net cash used in operating activities	$(801,266)	$(298,666)
Net cash used in investing activities	(970,168)	-
Net cash provided by financing activities	3,885,995	469,500
Net change in cash	$2,114,561	$170,834

Cash Flows from Operating Activities

For the six months ended April 30, 2023 and 2022, cash used in operating activities was $801,266 and $298,666, respectively. The cash used in operations for the six months ended April 30, 2023 was primarily attributable to our net loss of $3,054,238, adjusted for non-cash expenses in the aggregate amount of $1,695,067, as well as $557,905 of net cash provided to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended April 30, 2022 was primarily attributable to our net loss of $2,377,207, adjusted for non-cash expenses in the aggregate amount of $1,791,723, as well as $286,818 of net cash provided to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended April 30, 2023 and 2022, cash used in investing activities was $970,168 and $0, respectively. The cash used during the current period is attributable to approximately $1.3 million related to drilling exploratory wells and approximately $200,000 related to acquisition costs, both of which were capitalized and are reflected in the balance of the oil and gas property as of April 30, 2023. These amounts were offset by approximately $0.5 million in amounts used from the Advance to Operators account, which is designated for costs for the Hames Valley #1 well.

Cash Flows from Financing Activities

For the six months ended April 30, 2023 and 2022, cash used in financing activities was $3,885,995 and $469,500, respectively. Cash used in financing activities during the six months ended April 30, 2023 was primarily attributable to $6.4 million in gross proceeds from the issuance of common stock, offset by the payment of offering costs of approximately $1.0 million and the payment of notes payables of approximately $1.5 million. Cash used in financing activities during the six months ended April 30, 2022 was primarily attributable to approximately $4.5 million in gross proceeds from the issuance of notes payables to investors, offset by the repayment of notes payables of approximately $2.9 million and $1.1 million for the aggregate payment of debt issuance costs and deferred offering costs.

The Company’s cash position was approximately $2.2 million as of April 30, 2023. Management believes that the cash on hand and working capital are sufficient to meet its current anticipated cash requirements for anticipated capital expenditures and operating expenses for the next twelve months.

Contractual Obligations and Commitments

Unproved Property Leases

As of April 30, 2023, the Company holds various leases related to the unproved properties of the SSP. Two of the leases are held with the same lessor. The first of the aforementioned covers 8,417 acres and is currently in “force majeure” status. On May 27, 2022, the Company entered into an Amendment to the lease agreement which provides for an extension of the current force majeure status for an additional, uncontested twelve months, during which the Company will be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and is reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022.

The second of the aforementioned covers 160 acres of the SSP and is currently held by delay rental. The lease is renewed every three years and its next renewal is set to commence on October 26, 2022. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period October 2022 – October 2023.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the SSP with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2023 – February 2024. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period March 2023 – March 2024.

As of April 30, 2023, the Company assessed the unproved properties of the SSP and those adjacent to it for impairment, analyzing future drilling plans, leasehold expiration and the existence of any known dry holes in the area. Management concluded there is no impairment allowance required as of the balance sheet date.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company as follows: an annual retainer of $50,000 cash, plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO.

Agreements with Advisors

On July 28, 2022, the Company entered into an agreement with Spartan Capital Securities, LLC (“Spartan”) whereby Spartan will serve as the exclusive agent, advisor or underwriter in any offering of securities of the Company for the term of the agreement, which is one year. The agreement provides for a $25,000 non-refundable advance upon execution of the agreement and completion of a bridge offering to be credited against the accountable expenses incurred by Spartan upon successful completion of the IPO, a cash fee or an underwriter discount of 7.5% of the aggregate proceeds raised in the IPO, warrants to purchase a number of common shares equal to 5% of the aggregate number of common shares placed in the IPO, an expense allowance of up to $150,000 for fees and expenses of legal counsel and other out-of-pocket expenses and 1% of the gross proceeds of the IPO to Spartan for non-accountable expenses. The agreement also provides for an option to Spartan that is exercisable within 45 days after the closing of the IPO to purchase up to an additional 15% of the total number of securities offered by the Company in the IPO.

On April 20, 2023, pursuant to the agreement above, the Company issued representative warrants to Spartan to purchase up to an aggregate of 100,000 shares of common stock; these warrants may be exercised commencing from the closing of the offering on April 20, 2023, and expiring five years from the effective date of the registration statement on April 17, 2028, at an exercise price of $3.30 (110% of the public offering price of the common stock).

Trio LLC – Monthly Consulting Fee

Pursuant to the Fourth Amendment to the PSA, the Company agreed, retroactively commencing on May 1, 2022, to accrue a monthly consulting fee of $35,000, due and payable by the Company to Trio LLC. This fee is intended to cover the work being done for the Company by Trio LLC’s employees prior to the closing date of the Company’s IPO. As of April 30, 2023, the Company has accrued $420,000 in fees for these services.

Critical Accounting Policies and Estimates

Basis of Presentation

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared, and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our financial statements. Described below are the most significant policies we apply in preparing our condensed financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 2 - Summary of Significant Accounting Policies” to our condensed financial statements.

Oil and Gas Assets and Exploration Costs – Successful Efforts

The Company is in the exploration stage and has not yet realized any revenues from its operations. It applies the successful efforts method of accounting for crude oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. If an exploratory property provides evidence to justify potential development of reserves, drilling costs associated with the property are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory property costs in light of ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are unlikely to occur, associated exploratory well costs are expensed.

Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers.

Unproved oil and natural gas properties

Unproved oil and natural gas properties consist of costs incurred to acquire unproved leases. Unproved lease acquisition costs are capitalized until the lease expires or when the Company specifically identifies a lease that will revert to the lessor, at which time it charges the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage.

Impairment of Other Long-lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. With regards to oil and gas properties, this assessment applies to proved properties; unproved properties are assessed for impairment either at an individual property basis or a group basis.

Asset Retirement Obligations

ARO consists of future plugging and abandonment expenses on oil and natural gas properties. In connection with the South Salinas Project acquisition described above, the Company acquired the plugging and abandonment liabilities associated with six temporarily shut-in, idle wells. The fair value of the ARO was recorded as a liability in the period in which the wells were acquired with a corresponding increase in the carrying amount of oil and natural gas properties. The Company plans to utilize the six wellbores acquired in the South Salinas Project acquisition in future production, development and/or exploration activities. The liability is accreted for the change in its present value each period based on the expected dates that the wellbores will be required to be plugged and abandoned. The capitalized cost of ARO is included in oil and gas properties and is a component of oil and gas property costs for purposes of impairment and, if proved reserves are found, such capitalized costs will be depreciated using the units-of-production method. The asset and liability are adjusted for changes resulting from revisions to the timing or the amount of the original estimate when deemed necessary. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Recent Accounting Pronouncements

All recently issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter ended April 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our S-1, as amended. Our business involves significant risks. You should carefully consider the risks and uncertainties described in such S-1, as amended, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our S-1, as amended. The risks and uncertainties described in our S-1, as amended, are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock and could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2023, in connection with services rendered to the Company, we issued (i) 2,773 shares of our Common Stock to 14017421 Canada Inc. (“Canada Inc.”) and (ii) 9,728 shares of our Common Stock to Apollo Shareholders Relations Ltd. (“Apollo”, and with Canada Inc., the “Vendors”). The shares of Common Stock issued to the Vendors were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws in a transaction not involving a public offering and the Sellers represented they are an accredited investor. We relied on the exclusion from the registration requirements of the Securities Act of 1933 afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Bid Proposal and Daywork Drilling Contract – U.S., by and Between Trio Petroleum LLC and Ensign United States Drilling (California) Inc., dated April 19, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on April 25, 2023)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO PETROLEUM CORP.

By:	/s/ Frank C. Ingriselli
Frank Ingriselli
Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2023

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: June 8, 2023

