Form 10-Q
period 2023-07-31
Trio Petroleum Corp.
filed 2023-09-11
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-41643

TRIO PETROLEUM CORP.

(Exact name of Registrant as specified in its charter)

Delaware	87-1968201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4115 Blackhawk Plaza Circle, Suite 100 Danville, CA	94506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (661) 324-3911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TPET	NYSE American LLC

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

As of September 11, 2023, there were 29,621,516 shares of the registrant’s common stock outstanding.

TRIO PETROLEUM CORP.

FORM 10-Q

For the Quarter Ended July 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIO PETROLEUM CORP.

CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,506,028	$73,648
Prepaid expenses and other receivables	124,290	35,000
Deferred offering costs	-	1,643,881
Total current assets	1,630,318	1,752,529

Oil and gas properties - not subject to amortization	9,045,333	5,836,232
Advance to operators	494,950	1,900,000
Total assets	$11,170,601	$9,488,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$819,926	$1,164,055
Asset retirement obligations – current	2,778	2,778
Notes payable - investors, net of discounts	-	4,403,439
Notes payable - related party, net of discounts	-	1,025,497
Warrants liability	-	114,883
Total current liabilities	822,704	6,710,652

Long-term liabilities:
Franchise tax accrual	3,750	9,450
Asset retirement obligations, net of current portion	47,619	45,535
	51,369	54,985
Total liabilities	874,073	6,765,637

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at July 31, 2023 and October 31, 2022, respectively	-	-

Common stock, $0.0001 par value; 490,000,000 shares authorized; 29,621,516 and 16,972,800 shares issued and outstanding as of July 31, 2023 and October 31, 2022, respectively	2,962	1,697
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	19,430,871	6,633,893
Accumulated deficit	(9,127,295)	(3,902,456)
Total stockholders’ equity	10,296,528	2,723,124

Total liabilities and stockholders’ equity	$11,170,601	$9,488,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Operating expenses:
Exploration expense	$199,637	$2,638	$225,052	$28,669
General and administrative expenses	1,171,256	219,524	2,215,775	685,565
Stock-based compensation expense	785,962	-	896,947	-
Accretion expense	695	695	2,084	2,084
Total operating expenses	2,157,550	222,857	3,339,858	716,318

Loss from operations	(2,157,550)	(222,857)	(3,339,858)	(716,318)

Other expenses:
Interest expense	-	485,293	746,930	1,046,106
Penalty fees	-	-	-	1,322,933
Loss on settlement	13,051	-	13,051	-
Loss on note conversion	-	-	1,125,000	-
Total other expenses	13,051	485,293	1,884,981	2,369,039

Loss before income taxes	(2,170,601)	(708,150)	(5,224,839)	(3,085,357)
Provision for income taxes	-	-	-	-

Net loss	$(2,170,601)	$(708,150)	$(5,224,839)	$(3,085,357)

Basic and Diluted Net Loss per Common Share
Basic	$(0.08)	$(0.05)	$(0.25)	$(0.21)
Diluted	$(0.08)	$(0.05)	$(0.25)	$(0.21)

Weighted Average Number of Common Shares Outstanding
Basic	26,556,760	15,641,278	20,748,826	14,375,071
Diluted	26,556,760	15,641,278	20,748,826	14,375,071

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Stock	Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at April 30, 2023	24,799,202	$2,480	$(10,010)	$16,752,597	$(6,956,694)	$9,788,373
Issuance of common stock upon exercise of warrants, net	2,499,466	245	-	1,812,390	-	1,812,635
Issuance of common stock for services	48,000	5	-	80,154	-	80,159
Issuance of restricted stock units under the Equity Incentive Plan	700,000	70	-	(70)	-	-
Issuance of common stock for warrants that can be exercised per the Resale S-1/A	1,199,848	120	-	(120)	-	-
Stock-based compensation	425,000	42	-	785,920	-	785,962
Net loss	-	-	-	-	(2,170,601)	(2,170,601)
Balance at July 31, 2023	29,621,516	$2,962	$(10,010)	$19,430,871	$(9,127,295)	$10,296,528

Balance at October 31, 2022	16,972,800	$1,697	$(10,010)	$6,633,893	$(3,902,456)	$2,723,124
Issuance of common stock for cash, net	400,000	40	-	371,960	-	372,000
Issuance of conversion shares related to the SPA	5,038,902	504	-	5,164,371	-	5,164,875
Issuance of commitment shares related to the SPA	375,000	38	-	1,124,962	-	1,125,000
Issuance of common shares in IPO, net of underwriting discounts and offering costs	2,000,000	200	-	3,342,426	-	3,342,626
Issuance of pre-funded warrants	-	-	-	4,000	-	4,000
Issuance of common stock upon exercise of warrants, net	2,449,466	245	-	1,812,390	-	1,812,635
Issuance of common stock for services, net	48,000	5	-	80,155	-	80,160
Issuance of restricted stock units under the Equity Incentive Plan	700,000	70	-	(70)	-	-
Issuance of common stock for warrants that can be exercised per the Resale S-1/A	1,199,848	120	-	(120)	-	-
Stock-based compensation	437,500	43	-	896,904	-	896,947
Net loss	-	-	-	-	(5,224,839)	(5,224,839)
Balance at July 31, 2023	29,621,516	$2,962	$(10,010)	$19,430,871	$(9,127,295)	$10,296,528

Balance at April 30, 2022	15,572,800	$1,557	$(10,010)	$6,596,514	$(2,479,271)	$4,108,790
Issuance of restricted stock units to outside directors	300,000	30	-	(30)	-	-
Interest imputed on note payable for acquisition of unproved oil and gas properties	-	-	-	31,317	-	31,317
Net loss	-	-	-	-	(708,150)	(708,150)
Balance at July 31, 2022	15,872,800	$1,587	$(10,010)	$6,627,801	$(3,187,421)	$3,431,957

Balance at October 31, 2021	10,982,800	$1,098	$(50,545)	$4,202,021	$(102,064)	$4,050,510
Issuance of founders’ shares	80,000	8	535	-	-	543
Issuance of security interest shares to investors	4,500,000	450	-	1,322,483	-	1,322,933
Issuance of common stock for cash, net	10,000	1	40,000	19,999	-	60,000
Issuance of warrants in connection with investor financing	-	-	-	994,091	-	994,091
Issuance of restricted stock units to outside directors	300,000	30	-	(30)	-	-
Interest imputed on note payable for acquisition of unproved oil and gas properties	-	-	-	89,237	-	89,237
Net loss	-	-	-	-	(3,085,357)	(3,085,357)
Balance at July 31, 2022	15,872,800	$1,587	$(10,010)	$6,627,801	$(3,187,421)	$3,431,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended July 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,224,839)	$(3,085,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	25,000	-
Accretion expense	2,084	2,084
Conversion of SPA	1,125,000	-
Amortization of debt discount	432,693	772,318
Write-off of SPA receivable	-	80,000
Imputed interest	-	89,237
Stock-based compensation	896,947	-
Penalty fees	-	1,322,933
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(114,290)	(25,206)
Accounts payable and accrued liabilities	315,045	418,938
Net cash used in operating activities	(2,542,360)	(425,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other capital expenditures for unproved oil and gas properties	(249,520)	-
Drilling costs for exploratory well	(2,959,580)	-
Advances to operators	1,405,050	-
Net cash used in investing activities	(1,804,050)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	452,160	60,543
Proceeds from notes payable – investors	-	4,420,000
Repayment of notes payable	(1,472,512)	(2,920,000)
Proceeds from issuance of common stock in IPO	6,000,000	-
Cash paid for debt issuance costs	-	(505,000)
Proceeds from exercise of warrants, net	1,812,635	-
Cash paid for deferred offering costs	(1,013,493)	(667,843)
Net cash provided by financing activities	5,778,790	387,700

NET CHANGE IN CASH	1,432,380	(37,353)
Cash - Beginning of period	73,648	78,877
Cash - End of period	$1,506,028	$41,524

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of warrants (equity classified)	$-	$994,901
Issuance of RSUs	$70	$30
Issuance of common stock for warrants that can be exercised per the Resale S-1/A	$120	$-
Issuance of pre-funded warrants	$4,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2023 AND 2022

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Company Organization

Trio Petroleum Corp. (“Trio Petroleum” or the “Company”) was incorporated in the state of Delaware on July 19, 2021. The Company is engaged in the exploration and development of the South Salinas Project (“SSP”), an oil and gas property located in Monterey County, California, which it acquired from Trio Petroleum, LLC (“Trio LLC”). The Company is headquartered in Bakersfield, California, with its principal offices located at 5401 Business Park, Suite 115, Bakersfield, CA, 93309.

Acquisition of South Salinas Project

On September 14, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with Trio LLC to acquire an 82.75% working interest in the SSP; the working interest includes the purchased percentage of the SSP’s leases, wells and inventory in exchange for $300,000 cash, a non-interest-bearing note payable of $3,700,000 due to Trio LLC on December 17, 2021 (see Note 6 and Note 8) and 4,900,000 shares of the Company’s $0.0001 par value common stock (see Note 5 and Note 9). At the time of the acquisition, this share issuance constituted 45% of the total number of issued shares of the Company. The Company accounted for the purchase as an asset acquisition, as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 – Business Combinations. The assets and associated asset retirement obligations (“ARO”) were recorded based on relative fair value at the estimated fair value of the consideration paid (see Note 5). In April 2023, the Company purchased an additional 3% working interest in the SSP; see Note 5 for further information. As of July 31, 2023 and October 31, 2022, there were no proved reserves attributable to the approximate 9,300 acres of the property.

Initial Public Offering

The Company’s Registration Statement (Amendment No 9) on Form S-1/A was filed with the SEC on March 24, 2023; its Initial Public Offering was declared effective on April 17, 2023 and closed on April 20, 2023 (collectively, the “Offering” or “IPO”). The Company sold 2,000,000 shares of its common stock for total gross proceeds of $6,000,000, which is described more fully in Note 4.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Amounts presented in the condensed balance sheet as of October 31, 2022 are derived from our audited financial statements as of that date. The unaudited condensed financial statements as of and for the three and nine month periods ended July 31, 2023 and 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission(“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement (Amendment No 9) on Form S-1/A filed with the SEC on March 24, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of July 31, 2023 and October 31, 2022.

Prepaid Expenses

Prepaid expenses consist primarily of prepaid services which will be expensed as the services are provided within twelve months. As of July 31, 2023 and October 31, 2022, the balances of the prepaids account were $124,290 and $35,000, respectively.

Deferred Offering Costs

Deferred offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the planned IPO (see Note 4). As of July 31, 2023 and October 31, 2022, offering costs in the aggregate of $0 and $1,643,881, respectively, were deferred.

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. As of July 31, 2023 and October 31, 2022, the Company recorded no debt issuance costs; as of July 31, 2023 and July 31, 2022, the Company recorded $0 and $126,250 in non-cash interest expense related to debt issuance costs.

Oil and Gas Assets and Exploration Costs – Successful Efforts

The Company is in the exploration stage and has not yet realized any revenues from its operations. It applies the successful efforts method of accounting for crude oil and natural gas properties. Under this method, exploration costs such as exploratory, geological, and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. If an exploratory property provides evidence to justify potential development of reserves, drilling costs associated with the property are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory property costs considering ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are unlikely to occur, associated exploratory well costs are expensed.

Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers. As of July 31, 2023 and October 31, 2022, all of the Company’s oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

Unproved oil and natural gas properties

Unproved oil and natural gas properties consist of costs incurred to acquire unproved leases. Unproved lease acquisition costs are capitalized until the lease expires or when the Company specifically identifies a lease that will revert to the lessor, at which time it charges the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. All of the Company’s natural gas properties were classified as unproved as of July 31, 2023 and October 31, 2022; see further discussion in Note 5.

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

As of July 31, 2023 and October 31, 2022, the Company had no impairment of long-lived assets.

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

Components of the changes in ARO are shown below:

ARO, ending balance – October 31, 2022	$48,313
Accretion expense	2,084
ARO, ending balance – July 31, 2023	50,397
Less: ARO – current	2,778
ARO, net of current portion – July 31, 2023	$47,619

Related Parties

Related parties are directly or indirectly related to the Company, through one or more intermediaries and are in control, controlled by, or under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. On September 14, 2021, the Company acquired an 82.75% working interest (which was subsequently increased to an 85.75% working interest as of April 2023) in the SSP from Trio LLC in exchange for cash, a note payable to Trio LLC and the issuance of 4.9 million shares of common stock. As of the date of the acquisition, Trio LLC owned 45% of the outstanding shares of the Company and was considered a related party. As of July 31, 2023 and October 31, 2022, Trio LLC owned less than 1% and 29%, respectively, of the outstanding shares of the Company.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At July 31, 2023 and October 31, 2022, the Company’s net deferred tax asset has been fully reserved.

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

Fair Value Measurements

The carrying values of financial instruments comprising cash and cash equivalents, payables, and notes payable-related party approximate fair values due to the short-term maturities of these instruments. The notes payable- related party is considered a level 3 measurement. As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This fair value measurement framework applies to both initial and subsequent measurement.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive (see Note 9):

	As of July 31,		As of July 31,
	2023		2022
Warrants (Note 7, Note 8)	500,000	(4)	7,964,286 (1)
Convertible Notes (Note 7, Note 8)	-		31,857,143 (2)
Commitment Shares (Note 7, Note 8)	-		3,826,530 (3)
Restricted stock units	-		300,000 (5)
Total potentially anti-dilutive securities	500,000		43,947,959

(1)	Balance includes warrants issued per the Securities Purchase Agreement (“SPA”) with GPL Ventures, LLC (“GPL”), which are exercisable into up to 50% of the number of shares of common stock issued upon full conversion of the Notes, with an exercise price equal to the conversion price.
(2)	Upon IPO, the debt will convert into a variable number of shares; the number of conversion shares is equal to the outstanding principal amount divided by the conversion price, which is equal to the lesser of a) the IPO price or b) the opening price of the common stock on the first trading day after the IPO multiplied by the discount of 50%.
(3)	The number of commitment shares to be issued is a variable number of shares for a fixed total dollar amount of $1,125,000, which is 25% of the aggregate Notes principal balance divided by the offering price of the IPO.
(4)	Balance consists of potentially anti-dilutive shares based on 1,459,878 outstanding, equity classified warrants.
(5)	Balance consists of restricted stock units granted to five outside directors.

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time to varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

Subsequent Events

The Company evaluated all events and transactions that occurred after July 31, 2023 through the date of the filing of this report. See Note 10 for such events and transactions.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of July 31, 2023, the Company had $1,506,028 in its operating bank account and working capital of $807,614. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors and its IPO, which closed with net proceeds of $4,940,000. Upon consummation of the IPO, the Company used the net proceeds to i) repay a non-interest-bearing note payable in the amount of $1,032,512, and ii) repay a bridge note with three investors with a principal amount of $440,000 (see Notes 7 and 8).

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of issuance of these condensed financial statements, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of July 31, 2023, the Company has an accumulated deficit of $9,127,295 and has experienced losses from continuing operations. Based on the Company’s cash balance as of July 31, 2023 and projected cash needs for the twelve months following the issuance of these condensed financial statements, management estimates that it will need to generate sufficient sales revenue and/or raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds by issuing additional shares of common stock or other equity securities or obtaining additional debt financing. Although management has been successful to date in raising necessary funding and obtaining financing through investors, there can be no assurance that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed financial statements.

Accordingly, the accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INITIAL PUBLIC OFFERING

The Company’s Registration Statement (Amendment No 9) on Form S-1/A was filed with the SEC on March 24, 2023; its Initial Public Offering was declared effective on April 17, 2023 and closed on April 20, 2023 (collectively, the “Offering” or “IPO”). The Company sold 2,000,000 shares of common stock at a public offering price of $3.00 per share for gross proceeds of $6,000,000. After deducting the underwriting commissions, discounts and offering expenses payable by the Company, it received net proceeds of approximately $4,940,000. The Company’s common stock is listed on the NYSE American under the symbol TPET. The Company also issued warrants to purchase 100,000 shares of common stock to the underwriters at an exercise price of $3.30 per share (110% of public offering price), the cost of which was offset to additional paid-in capital upon IPO.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of July 31,	As of October 31,
	2023	2022
Oil and gas properties – not subject to amortization	$9,045,333	$5,836,232
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$9,045,333	$5,836,232

During the three and nine months ended July 31, 2023, the Company incurred aggregated exploration costs of $199,637 and $225,052, respectively; these expenses were exploratory, geological and geophysical costs and were expensed on the statement of operations during the applicable periods. During the three and nine months ended July 31, 2022, the Company incurred aggregated exploration costs of $2,638 and $28,669, respectively; these costs were mainly for the purpose of the site surveys and were expensed on the statement of operations during the applicable periods. For capitalized costs, the Company incurred $1,704,081 and $3,209,101 for the three and nine months ended July 31, 2023, respectively. Of the costs incurred during the current period, approximately $1.6 million relate to drilling the HV-1 well and approximately $0.1 million relates to reserve analysis of the optioned assets (see Optioned Assets below); of the costs incurred during the nine-month period, approximately $2.9 million relates to drilling the HV-1 well, approximately $0.1 million relates to reserve analysis of the optioned assets (see Optioned Assets below) and approximately $0.2 million relates to acquisition costs. Both drilling and acquisition costs were capitalized and are reflected in the balance of the oil and gas property as of July 31, 2023. There were no capitalized costs incurred in the same period during 2022.

Leases

As of July 31, 2023, the Company holds various leases related to the unproved properties of the SSP (see Note 6 and Note 7). During February and March 2023, the Company entered into additional leases related to the unproved properties of the SSP with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment of approximately $11,000 for the period February 2023 – February 2024; this amount was expensed under the successful efforts method of accounting. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment of approximately $11,000 for the period from March 2023 through March 2024; this amount was expensed under the successful efforts method of accounting.

The Company did not record any impairment to the oil and gas property as of July 31, 2023, as all capitalized costs represent costs to acquire unproved property leases pending further development on the balance sheet. There is no depletion related to the oil and gas property as of July 31, 2023, as the Company does not currently have production and the acquired property is not subject to amortization as of that date.

Optioned Assets

On December 22, 2022, the Company and Trio LLC entered into the Fourth Amendment to the Purchase and Sale Agreement for the SSP. Per the terms of the Fourth Amendment, the Company was granted a 120-day option (commencing on January 1, 2023) to acquire any or all of the following three assets currently owned in part by Trio LLC (the “Optioned Assets”). The price for this option was $150,000 (the “Option Fee”), which was paid by the Company to Trio LLC in April 2023; this amount was capitalized and is reflected in the balance of the oil and gas property. The Optioned Assets are as follows:

●	The Hangman Hollow Field asset with an option to acquire Trio LLC’s 44% working interest and their Operatorship;
●	The Kern Front Field asset with an option to acquire Trio LLC’s 22% working interest and their Operatorship; and
●	The Union Ave Field with an option to acquire Trio LLC’s 20% working interest and their Operatorship;

The Optioned Assets are all located in California. In order to evaluate the Optioned Assets, the Company engaged KLS Petroleum Consulting, LLC (“KLSP”) to do detailed analyses and estimations of the oil and gas reserves and of the fair market values of each of these three assets. These analyses have been completed, and notwithstanding the expiration of the option period, the Company is still evaluating its interest in acquiring any or all the Optioned Assets. As of July 31, 2023, the Company has paid approximately $37,000 to KLSP for reserve analysis of the optioned assets; this amount has been capitalized and is reflected in the balance of the oil and gas property on the balance sheet.

Additional Working Interest – South Salinas Project

In April 2023, the Company paid Trio LLC approximately $60,000 to acquire an additional 3.026471% working interest in the South Salinas Project, of which working interest amount is one-half (1/2) of the working interest that was acquired by Trio LLC; this amount was capitalized and is reflected in the balance of the oil and gas property.

Union Ave Field Agreement

On May 12, 2023, the Company announced the signing of an Acquisition Agreement to potentially acquire up to 100% of the working interest in the Union Ave Field. The agreement is between the Company and Trio LLC, on behalf of itself as Operator and holding a 20% working interest in Union Ave Field as well as to facilitate the remaining 80% working interest holders. As Trio LLC is partly owned and controlled by members of Trio’s management, this would be a related party transaction, and a special committee of Trio’s board of directors (the “Trio Special Committee”) has been formed to evaluate and negotiate the terms of this acquisition. Trio has engaged KLSP to conduct a comprehensive analysis and valuation of the asset, which analysis has been delivered to the Company and is being evaluated by the Trio Special Committee. As of July 31, 2023, the Company is still negotiating the terms of this acquisition.

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Party

On September 14, 2021, the Company entered into a note payable with Trio LLC as part of the agreement for the purchase of an 82.75% working interest in the SSP (see Note 1). Per the Third Amendment signed on May 27, 2022, a portion of a previous payment made to Trio LLC was used to fund a lease extension payment to a third-party; as the payment previously made was to be used for other expenditures, the amount used to fund the lease extension was added to the remaining amount due to Trio LLC, increasing it from $780,000 to $1,032,512. Per an extension to the Fourth Amendment to the PSA, the Company made the final payment of $1,032,512 upon the consummation of the IPO. As of July 31, 2023 and October 31, 2022, the balance of the note payable was $0 and $1,025,497, respectively, with interest expense recognized of $0 and $7,015 for the three and nine months ended July 31, 2023, respectively. The interest expense of $19,381 and $99,517 was recognized during the three and nine months ended July 31, 2022, respectively (see Note 8). Total payments made on the note payable for the nine months ended July 31, 2023 were $1,032,512, and for the year ended October 31, 2022 were $2,920,000.

Restricted Stock Units (“RSUs”) issued to Directors

On July 11, 2022, the Company issued 60,000 shares of its $0.0001 par common stock to each of its five outside Directors with a fair value of $0.29 per share for an aggregate grant date value of $88,200. The fair value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability. The shares, or RSUs, vest in full upon the six-month anniversary of the IPO, subject to the directors’ continued service on the vesting date; upon issuance, the shares will be fully paid and non-assessable. Upon consummation of the IPO, the vesting period for these shares began and for the three and nine months ended July 31, 2023, the Company recognized stock-based compensation in the amount of $44,462 and $50,262, respectively, within general and administrative expenses on the income statement, with unrecognized expense of $37,938 as of the period ended July 31, 2023.

Restricted Shares issued to Executives and Employees

In February 2022, the Company entered into employee agreements with Mr. Frank Ingriselli (Chief Executive Officer or “CEO”) and Mr. Greg Overholtzer (Chief Financial Officer or “CFO”) which, among other things, provided for the grant of restricted shares in the amounts of 1,000,000 and 100,000, respectively, pursuant to the 2022 Equity Incentive Plan (“the Plan”). Per the terms of the employee agreements, subject to continued employment, the restricted shares vest over a two-year period, under which 25% will vest upon the earlier of three months after the IPO or six months after the grant date. After this date, the remainder vest in equal tranches every six months until fully vested. As the Plan was not adopted until October 17, 2022 (see Note 7), these shares will be recorded as of that date at a fair value of $0.294 per share; such value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability (see Note 9). As of October 31, 2022, the Company recorded 1,100,000 restricted shares at a fair value of $323,400, and for the three and nine months ended July 31, 2023, the Company recognized stock-based compensation of $40,757 and $120,943, respectively, within general and administrative expenses on the income statement, with unrecognized expense of $196,255.

In May 2023, the Company entered into six employee agreements which, among other things, provided for the grant of an aggregate of 700,000 restricted shares pursuant to the Plan. Per the terms of the employee agreements, subject to continued employment, the restricted shares vest as follows: 25% of the shares will vest five months after the issuance date, after which the remainder vest in equal tranches every six months until fully vested. The shares were recorded on the date of issuance at a fair value of $2.15 per share for an aggregate fair value of $1,505,000, and for the three and nine months ended July 31, 2023, the Company recognized stock-based compensation of $226,242 and $226,242, respectively, within general and administrative expenses on the income statement, with unrecognized expense of $1,278,758 as of the period ended July 31, 2023.

Pursuant to the Ingriselli Employment Agreement dated February 1, 2022, Mr. Ingriselli is eligible for an annual discretionary bonus; on July 20, 2023, the Company issued 200,000 restricted shares (subject to the Plan) at a fair value of $1.07 per share to Mr. Ingriselli for an aggregate fair value of $213,000. The shares vested fully on July 24, 2023 and the Company recognized stock-based compensation of $213,000 within general and administrative expenses on the income statement for the period ended July 31, 2023.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various claims that arise in the ordinary course of business. Management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations, or cash flows of the Company.

Unproved Property Leases

As of July 31, 2023, the Company holds various leases related to the unproved properties of the SSP. Two of the leases are held with the same lessor. The first lease covers 8,417 acres and is currently in “force majeure” status. On May 27, 2022, the Company entered into an Amendment to the lease agreement which provides for an extension of the current force majeure status for an additional, uncontested twelve months, during which the Company will be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and is reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022. As of July 31, 2023, the validity of the lease is maintained by the drilling of the HV-1 well, which is in production testing.

The second lease covers 160 acres of the SSP; it is currently held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period from October 2022 through October 2023.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the SSP with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2023 – February 2024. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2023 through March 2024.

As of July 31, 2023, the Company assessed the unproved properties of the SSP and those adjacent to it for impairment, analyzing future drilling plans, leasehold expiration and the existence of any known dry holes in the area. Management concluded there is no impairment allowance required as of the balance sheet date.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO and as of July 31, 2023, the Company has recognized $78,132 in directors’ fees.

Agreements with Advisors

On July 28, 2022, the Company entered into an agreement with Spartan Capital Securities, LLC (“Spartan”) whereby Spartan will serve as the exclusive agent, advisor or underwriter in any offering of securities of the Company for the term of the agreement, which is one year. The agreement provides for a $25,000 non-refundable advance upon execution of the agreement and completion of a bridge offering to be credited against the accountable expenses incurred by Spartan upon successful completion of the IPO, a cash fee or an underwriter discount of 7.5% of the aggregate proceeds raised in the IPO, warrants to purchase a number of common shares equal to 5% of the aggregate number of common shares placed in the IPO, an expense allowance of up to $150,000 for fees and expenses of legal counsel and other out-of-pocket expenses and 1% of the gross proceeds of the IPO to Spartan for non-accountable expenses. The agreement also provides for an option to Spartan that is exercisable within 45 days after the closing of the IPO to purchase up to an additional 15% of the total number of securities offered by the Company in the IPO. For a period of 18 months following the July 28, 2023 expiration of the agreement, Spartan shall be entitled to receive the same 7.5% cash fee and 5% warrant coverage compensation under the "tail" terms of the agreement with respect to financing transactions the Company consummates with any party contacted or introduced by Spartan to the Company prior to the expiration of the Spartan agreement.

On April 20, 2023, pursuant to the agreement above, the Company issued representative warrants to Spartan to purchase up to an aggregate of 100,000 shares of common stock; these warrants may be exercised commencing from the closing of the Offering and expiring five years from the effective date of the registration statement at an exercise price of $3.30 (110% of the public offering price of the common stock).

Trio LLC – Monthly Consulting Fee

Pursuant to the Fourth Amendment to the PSA, the Company agreed, retroactively commencing on May 1, 2022, to accrue a monthly consulting fee of $35,000, due and payable by the Company to Trio LLC. This fee is intended to cover the work being done for the Company by Trio LLC’s employees prior to the closing date of the Company’s IPO. As of July 31, 2023, the Company has accrued and paid $406,000 in fees for these services.

On May 1, 2023, the Company entered into six employment agreements with Trio LLC employees; the agreements provide for compensation and restricted shares pursuant to the Plan (see Note 9) with a start date of May 1, 2023, provided that each individual continues to serve as an employee of Trio LLC on a part-time basis.

NOTE 8 – NOTES PAYABLE

Notes payable as of July 31, 2023 and October 31, 2022 consisted of the following:

	As of July 31,	As of October 31,
	2023	2022
Notes payable – related party, net of discounts	$-	$1,025,497
Notes payable – investors, net of discounts	-	4,137,720
Bridge Note, net of discounts	-	265,719
Total Notes payable	$-	$5,428,936

Notes Payable – Related Party

On September 14, 2021, the Company entered into a note payable with Trio LLC as part of the agreement for the purchase of an 82.75% working interest in the SSP (see Note 1). Per the Third Amendment signed on May 27, 2022, a portion of a previous payment made to Trio LLC was used to fund a lease extension payment to a third-party; as the payment previously made was to be used for other expenditures, the amount used to fund the lease extension was added to the remaining amount due to Trio LLC, increasing it from $780,000 to $1,032,512. Per an extension to the Fourth Amendment to the PSA, the Company made the final payment of $1,032,512 upon the consummation of the IPO. As of July 31, 2023 and October 31, 2022, the balance of the note payable was $0 and $1,025,497, respectively, with interest expense recognized of $0 and $7,015 for the three and nine months ended July 31, 2023, respectively. The interest expense of $19,381 and $99,517 was recognized during the three and nine months ended July 31, 2022, respectively (see Note 6). Total payments made on the note payable for the nine months ended July 31, 2023 were $1,032,512, and for the year ended October 31, 2022 were $2,920,000.

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

Upon consummation of its IPO, the Company converted the aggregate outstanding principal and accrued interest balances of $4,500,000 and $664,875, respectively, into 5,038,902 shares of common stock; the number of conversion shares was calculated by dividing the aggregate balance of $5,164,875 by the opening trading price of its common stock on April 19, 2023 of $2.05, with a discount applied of 50%. The Company also issued 375,000 commitment shares, the number of which was calculated by taking 25% of the outstanding principal balance of $4,500,000 and dividing it by the IPO price of $3.00 per share, with the expense for issuing the commitment shares being recognized as a loss on the income statement as of April 30, 2023. As of July 31, 2023 and October 31, 2022, the balance of the Notes payable was $0 and $4,137,720, with interest expense of $0 and $675,405 for the three and nine months ended July 31, 2023, respectively, and interest expense of $374,773 and $762,038 for the three and nine months ended July 31, 2022, respectively.

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

Upon consummation of its IPO, the Company repaid the Bridge Note in the amount of $440,000 and interest was waived by the investors. As of July 31, 2023 and October 31, 2022, the balance of the Bridge Note (which is included within the Notes payable – investors, net of discounts line item on the balance sheet) is $0 and $265,719, respectively, with interest expense of $0 and $174,281 for the three and nine months ended July 31, 2023, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Shares

On October 17, 2022, the Company issued 1,100,000 restricted shares to two of its executives pursuant to the Plan (see Note 6). As the Plan was not adopted until October 17, 2022 (see Note 7), these shares were recorded as of that date at a fair value of $0.29 per share; such value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability. As of October 31, 2022, the Company recorded 1,100,000 restricted shares at a fair value of $323,400 and for the three and nine months ended July 31, 2023, the Company recognized stock-based compensation of $40,757 and $120,943, respectively, within general and administrative expenses on the income statement, with unrecognized expense of $196,255.

In December 2022, the Company entered into subscription agreements with two accredited investors for the aggregate issuance of 400,000 common shares for aggregate gross cash proceeds of $400,000. The common shares are $0.0001 par value and have a purchase price of $1.00 per share.

In April 2023, the Company consummated its IPO and sold 2,000,000 shares of common stock at a public offering price of $3.00 per share for gross proceeds of $6,000,000.

On April 20, 2023, the Company issued 12,500 shares of common stock at a fair value of $2.00 per share to consultants in exchange for services rendered; the aggregate amount of $25,000 was recorded as stock-based compensation as of the end of the period.

On May 1, 2023, the Company issued 700,000 restricted shares to six of its employees pursuant to the Plan (see Note 6); the shares were recorded at a fair value of $2.15 per share for an aggregate grand date fair value of $1,505,000. As of July 31, 2023, the Company has recorded stock-based compensation expense of $226,242 for these shares as of the end of the period.

On May 2, 2023, June 23, 2023 and July 11, 2023, the Company issued 25,000, 100,000 and 100,000 shares of common stock, par value of $0.0001, respectively, at a fair value of $2.10, $0.88 and $1.21, respectively, to consultants in exchange for services rendered; the aggregate amounts of $52,500, $88,000 and $121,000, respectively, were recorded as stock-based compensation as of the end of the period.

On June 30, 2023, the Company issued 48,000 shares of common stock, par value of $0.0001, at a fair value of $1.67 to Marcum, LLP for an aggregate amount of $80,159 for partial satisfaction of an account payable.

On June 30, 2023, the Company issued a Form S-1/A, which registered for resale (i) up to 3,149,314 shares of common stock, par value $0.0001 per share which the selling stockholders may acquire upon the exercise of outstanding common warrants and (ii) up to 500,000 shares of common stock, which the selling stockholders may acquire upon the exercise of outstanding pre-funded warrants. Such warrants were issued to the selling stockholders in connection with securities purchase agreements entered into on January 28, 2022 and September 20, 2022. The Company recorded 699,848 shares of common stock that are not exercised but registered in accordance with their common warrant agreements and 500,000 shares of common stock that are not exercised but registered in accordance with their pre-funded warrant agreements upon the filing of this Form S-1/A.

On July 20, 2023, the Company issued 200,000 restricted shares pursuant to the Plan to Mr. Ingriselli (see Note 6) at a fair value of $1.07 per share for an aggregate fair value of $213,000. The shares vested fully on July 24, 2023 and the Company recognized stock-based compensation for the full value of the shares as of the end of the period.

Warrants

SPA with GPL Warrants

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

Upon consummation of the IPO, the Company issued an aggregate of 2,519,451 warrants to the GPL investors at an exercise price of $1.03 and an expiration date of 3 years from the date of the IPO; on July 10, 2023, the Company entered into amendments to the warrant agreements with five of the six investors, whereby i) the exercise price was reduced from $1.03 to $0.80 and ii) the number of warrants was increased by a factor of 1.25 or 489,893 warrants in order to induce full, immediate exercise. Accordingly, 2,449,466 warrants (original number of warrants was 1,959,573) were exercised at an exercise price of $0.80 per share for aggregate proceeds (net of equity issuance costs of $146,938) of $1,812,635. The shares issued for the exercise of these warrants were registered for resale as part of the Form S-1/A filed on June 30, 2023. The Company accounted for the amendments as warrant modifications, whereby the effect of the modifications is measured as the difference in relative fair value immediately before the modification and after the modification; and any increase to the relative fair value is recognized as equity issuance costs.

To assess for the change in relative fair value, the Company performed a Black Scholes Option Model calculation to quantify the fair value of 1,959,573 common warrants under their original terms as of the modification date using the following assumptions: a share price of $1.43, an exercise price of $1.03, an expected term of 3.0 years, volatility of 136%, a dividend rate of 0% and a discount rate of 4.54. The Company then performed a Black Scholes Option Model calculation to quantify the fair value of 2,449,466 common warrants with their new modified terms as of the modification date using the following assumptions: a share price of $1.53, an exercise price of $0.80, an expected term of 3.0 years, volatility of 136%, a dividend rate of 0% and a discount rate of 4.54. The aggregate difference of approximately $0.3 million between the two calculated amounts was recorded as an equity issuance cost within equity during the period to account for the change in relative fair value.

Other Warrants

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

A summary of the warrant activity during the three and nine months ended July 31, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, May 1, 2023	3,419,451	$1.00	2.8	$-
Issued	489,893	0.80	2.7	-
Exercised	(2,449,466)	0.98	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, July 31, 2023	1,459,878	$1.03	3.0	$318,000

Exercisable, July 31, 2023	1,459,878	$1.03	3.0	$318,000

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2022	-	$-	-	$-
Issued	3,909,344	1.00	3.1	-
Exercised	(2,449,466)	0.98	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, July 31, 2023	1,459,878	$1.03	3.0	$318,000

Exercisable, July 31, 2023	1,459,878	$1.03	3.0	$318,000

A summary of outstanding and exercisable warrants as of July 31, 2023 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$0.01	400,000	4.7	400,000
$1.50	400,000	1.4	400,000
$3.30	100,000	4.7	100,000
$1.03	559,878	2.7	559,878
	1,459,878	3.0	1,459,878

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events and transactions that occurred after July 31, 2023, through the date the condensed financial statements are available for filing.

On September 2, 2023, the Company granted a total of 425,000 shares of restricted common stock to four non-employee independent directors as consideration for their continued service pursuant to the Plan at a price of $0.64 per share; one hundred percent of the shares vest on the six-month anniversary of the vesting commencement date, which is August 28, 2023.

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

During May 2023, the Company began drilling the HV-1 confirmation well at the President’s Oilfield that is a large geologic structure and a potential large oil and gas field, which is the same location where Trio LLC drilled the HV-3A discovery well in 2018. In the fourth quarter of 2021, Trio LLC constructed the HV-1 drill pad, constructed a new access road to the drill site, and upgraded a pre-existing access road to the drill site. The bottom-hole location of the HV-1 confirmation well was planned to be near the top of a substantial anticline that is evident in 3D seismic data and near the major Rinconada Fault and other faults to potentially find Monterey Formation oil and gas reservoirs in a trapping position with abundant fractures that could enhance reservoir characteristics and oil and gas productivity. The Company anticipated that a successful outcome at the HV-1 well would largely confirm the existence of a profitable, new, large oil and gas field.

During April 2023, the Company entered into a Drilling Bid Proposal and Daywork Drilling Contract – U.S. (the “Drilling Contract”) with Ensign United States Drilling (California) Inc. (“Ensign”). Under the Drilling Contract, Ensign agreed to perform drilling services on a daywork basis to drill and complete the HV-1 confirmation well at Presidents Oilfield, with such work beginning in May 2023. The Drilling Agreement covers an initial term that will terminate upon completion of the HV-1 confirmation well at a day rate of approximately $18,250 per day, with the option to extend the Drilling Agreement for additional wells upon mutual agreement. The Drilling Agreement requires Trio LLC to pay for drilling fluids and certain additional reimbursable costs related to the equipment and materials of Ensign, as applicable. The Drilling Agreement further requires Trio LLC to pay mobilization and demobilization fees for Ensign.

On May 4, 2023, Ensign commenced drilling on the HV-1 confirmation well, and on May 16, 2023, the Company announced that the HV-1 confirmation well had confirmed a major oil and gas accumulation in the President’s Oilfield. The Monterey Formation was encountered in the HV-1 well as predicted, with significant shows of free oil in cuttings and in the mud pit. The preliminary independent interpretation of the Schlumberger image log (i.e., FMI log) of the well indicates abundant fractures and several faults and/or micro-faults. The Company is now finalizing completion operations (i.e., perforating and acidizing the well) and testing the well’s initial production rates. As of the end of August 2023, the HV-1 well has tested at rates up to 125 barrels of oil per day with associated natural gas and water in the Mid-Monterey Clay formation. These initial test results were based on swabbing operations that may not be definitive.

The Company currently plans to conduct a second test interval at the HV-1 discovery well of the South Salinas Project covering the Brown Zone (“Brown Chert”), of the Miocene Age Monterey Formation. The Brown Zone (aka Brown Chert) and the overlying Yellow Zone (aka Yellow Chert) are the primary reservoir objectives of the HV-1 well and both are attributed oil and gas reserves in the Company’s reserve report as filed with the SEC. The first test interval, the Mid-Monterey Clay, is a deeper stratigraphic interval that is not attributed oil and/or gas reserves in the Company’s reserve report but which, nevertheless, and importantly, appears to potentially be capable of commercial oil and gas production at the HV-1 well. Thus, the Brown-Zone test will be the first test in the HV-1 well of the Company’s reserves as delineated in the Company’s reserve report as filed with the SEC. The current plan is to perforate and acidize (for borehole clean-up) approximately 350 feet of the Brown Zone in an interval from approximately 5,465 to 5,850 feet measured depth and to then test the well via swabbing operations. The Company believes the Yellow Zone to be the best oil and gas reservoir target in the HV-1 well. It will be tested shortly after the test of the Brown Zone, unless the underlying Brown Zone, and/or the Brown Zone commingled with the Mid-Monterey Clay, is put on production, in which case the test of the Yellow Zone will be put on-hold until an appropriate time.

In addition to the HV-1 well, the Company has drilling permits from Monterey County for two other wells (i.e., the HV-2 and HV-4 wells) and, given adequate funding, expects to be drilling those two wells in the latter half of 2023. In such case, the South Salinas Project may have three producing wells at the end of 2023, which may largely confirm favorable project economics and underpin an aggressive permitting and subsequently an aggressive drilling and development program.

Going Concern Considerations

The Company has not generated any revenues and has incurred significant losses since inception. As of July 31, 2023, the Company has an accumulated deficit of $9,127,295 and working capital of $807,614, and for the three and nine months ended July 31, 2023, net losses of $2,170,601 and $5,224,839, respectively. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors and the consummation of its initial public offering (“IPO”) in April 2023. There is substantial doubt regarding our ability to continue as a going concern as a result of our accumulated deficit and no source of revenue sufficient to cover our costs of operations as well as our dependence on private equity and financing. See “Risk Factors—Risks Relating to Our Business—We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the year ended October 31, 2022 and for the period from July 19, 2021 (inception) through October 31, 2021.”

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital to pay for our development, exploration, drilling and operating costs. While the Company raised capital in April 2023 with its IPO, we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms. We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. We may never achieve profitable operations or generate significant revenues.

The Company will require additional capital funding in order to drill our planned HV-2 and HV-4 wells and to provide for additional development costs and other payment obligations and operating costs until our planned revenue streams are fully-implemented and begin to offset our operating costs, if ever.

Since our inception, we have funded our operations with the proceeds from equity and debt financing. We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of equity and promissory notes that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to issue equity to fund our operations for the foreseeable future. If we are unable to achieve operational profitability or we are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The condensed financial statements included in this report also include a going concern footnote. See Note 3 to our condensed financial statements.

Acquisition of South Salinas Project

On September 14, 2021, the Company entered into a Purchase and Sale Agreement with Trio LLC to acquire an 82.75% working interest in the South Salinas Project (which was subsequently increased to a 85.75% working interest in April 2023); the working interest includes the purchased percentage of the South Salinas Project’s leases, wells and inventory in exchange for $300,000 cash, a non-interest-bearing note payable of $3,700,000 due to Trio LLC on December 17, 2021 and 4,900,000 shares of the Company’s $0.0001 par value common stock. At the time of the acquisition, this share issuance constituted 45% of the total amount of issued shares of the Company. The Company accounted for the purchase as an asset acquisition, as prescribed in FASB ASC 805 – Business Combinations. The asset and associated asset retirement obligations were recorded based on relative fair value at the estimated fair value of the consideration paid. In April 2023, the Company purchased an additional approximate 3% working interest in the SSP and, as of July 31, 2023, there were no proved reserves attributable to the approximate 9,300 acres of the property.

Initial Public Offering

In April 2023, the Company consummated its IPO and sold 2,000,000 shares of common stock at a public offering price of $3.00 per share for gross proceeds of $6,000,000. After deducting the underwriting commissions, discounts and offering expenses payable by the Company, it received net proceeds of approximately $4,940,000. The Company’s common stock is listed on the NYSE American under the symbol TPET. The Company also issued warrants to purchase 100,000 shares of common stock to the underwriters at an exercise price of $3.30 per share (110% of public offering price).

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

Results of Operations

Three Months Ended July 31, 2023 compared to the Three Months Ended July 31, 2022 (unaudited)

Our financial results for the three months ended July 31, 2023 and 2022 are summarized as follows:

	For the Three Months Ended July 31,
	2023	2022	Change	% Change
Operating expenses:
Exploration expenses	$199,637	$2,638	$196,999	7,467.7%
General and administrative expenses	1,171,256	219,524	951,732	433.5%
Stock-based compensation expense	785,962	-	785,962	100.0%
Accretion expenses	695	695	-	0.0%
Total operating expenses	2,157,550	222,857	1,934,693	868.1%
Loss from Operations	(2,157,550)	(222,857)	(1,934,693)	868.1%

Other expenses:
Interest expenses	-	485,293	(485,293)	(100.0)%
Loss on settlement	13,051	-	13,051	100.0%
Total other expenses	13,051	485,293	(472,242)	(97.3)%
Loss before income taxes	(2,170,601)	(708,150)	(1,462,451)	206.5%
Income tax benefit	-	-	-	-
Net loss	$(2,170,601)	$(708,150)	$(1,462,451)	206.5%

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory geological and geophysical costs, delay rentals and exploratory overhead, and are expensed as incurred. Exploration expenses increased by approximately $0.2 million as compared to the prior year period due to an increase in exploratory, geological, and geophysical costs incurred during the quarter.

Given adequate funding, the Company expects to begin drilling two additional wells (the HV-2 and HV-4 wells) in the last quarter of fiscal year 2023.

General and administrative expenses

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

General and administrative expenses increased for the three months ended July 31, 2023 by approximately $1.0 million as compared to the prior period due to increased advertising and marketing fees of $360,000, director fees of $80,000, increased legal fees of approximately $220,000 and increased salaries expenses of approximately $225,000.

Stock-based compensation expense

The Company records stock-based compensation expense for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense increased by approximately $0.8 million for the three months ended July 31, 2023 as compared to the prior period due to the amortization of approximately $525,000 in expense for restricted shares, as well as expense for shares issued for services in the amount of approximately $260,000.

Accretion expenses

The Company has an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the three months ended July 31, 2023, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the three months ended July 31, 2023, Other expenses, net decreased by approximately $0.5 million compared to the prior year period. The decrease is primarily due to decreased non-cash interest expense of $0.5 million due to debt discounts being fully amortized in the prior quarter.

Nine Months Ended July 31, 2023 compared to the Nine Months Ended July 31, 2022 (unaudited)

Our financial results for the nine months ended July 31, 2023 and 2022 are summarized as follows:

	For the Nine Months Ended July 31,
	2023	2022	Change	% Change
Operating expenses:
Exploration expenses	$225,052	$28,669	$196,383	685.0%
General and administrative expenses	2,215,775	685,565	1,530,210	223.2%
Stock-based compensation expense	896,947	-	896,947	100.0%
Accretion expenses	2,084	2,084	-	-
Total operating expenses	3,339,858	716,318	2,623,540	366.3%
Loss from Operations	(3,339,858)	(716,318)	(2,623,540)	366.3%

Other expenses:
Interest expenses	746,930	1,046,106	(299,176)	28.6%
Penalty fees	-	1,322,933	(1,322,933)	(100.0)%
Loss on settlement	13,051	-	13,051	100.0%
Loss on note conversion	1,125,000	-	1,125,000	100.0%
Total other expenses	1,884,981	2,369,039	(484,058)	(20.4)%
Loss before income taxes	(5,224,839)	(3,085,357)	(2,139,482)	69.3%
Income tax benefit	-	-	-	-
Net loss	$(5,224,839)	$(3,085,357)	$(2,139,482)	69.3%

Exploration expenses

Exploration expenses increased by approximately $0.2 million as compared to the prior year period due to an increase in exploratory, geological, and geophysical costs incurred during the year.

Given adequate funding, the Company expects to begin drilling two additional wells (the HV-2 and HV-4 wells) in the last quarter of fiscal year 2023.

General and administrative expenses

General and administrative expenses increased for the nine months ended July 31, 2023 by approximately $1.5 million as compared to the prior period due to increased advertising and marketing fees of $380,000 that were part of the Company’s post IPO investor relations’ programs, consulting fees of $406,000, director fees of $80,000, increased legal fees of approximately $200,000 and increased salaries expenses of approximately $320,000.

Stock-based compensation expense

Stock-based compensation increased by approximately $0.9 million for the nine months ended July 31, 2023 as compared to the prior period due to the amortization of approximately $575,000 in expense for restricted shares, as well as expense for shares issued for services in the amount of approximately $285,000.

Accretion expenses

For the nine months ended July 31, 2023, accretion expenses remained consistent with that of the prior year period. The Company expects accretion expenses to remain constant throughout the remaining calendar year of 2023.

Other expenses, net

For the nine months ended July 31, 2023, Other expenses, net remained relatively the same when compared to the prior year period. The minimal change of approximately $0.5 million is due to i) an overall decrease in non-cash interest expense of $0.3 million from the amortization of debt discounts in the current nine-month period and ii) a net decrease of $0.2 million from an off-setting of one-time charges; one for $1.3 million in penalty fees in the prior-year period and the second of a loss on conversion of $1.1 million in the current period.

Liquidity and Capital Resources

Working Capital/(Deficiency)

Our working capital as of July 31, 2023, in comparison to our working capital deficiency as of October 31, 2022, can be summarized as follows:

	July 31,	October 31,
	2023	2022
Current assets	$1,630,318	$1,752,529
Current liabilities	822,704	6,710,652
Working capital (deficiency)	$807,614	$(4,958,123)

Current assets decreased slightly because of i) an increase to the cash account of approximately $1.4 million, offset by ii) a decrease in deferred offering costs of approximately $1.6 million, both of which are due to the closing of the IPO, which resulted in net cash proceeds of $4,940,000 and the complete reduction of deferred offering costs asset account. The decrease in current liabilities is due to i) the conversion of the $4.5 million SPA to equity and ii) the repayment of approximately $1.4 million in the notes payable, both of which occurred upon consummation of the IPO.

Cash Flows

Our cash flows for the nine months ended July 31, 2023, in comparison to our cash flows for the nine months ended July 31, 2022, can be summarized as follows:

	Nine months ended July 31,
	2023	2022
Net cash used in operating activities	$(2,542,360)	$(425,053)
Net cash used in investing activities	(1,804,050)	-
Net cash provided by financing activities	5,778,790	387,700
Net change in cash	$1,432,380	$(37,353)

Cash Flows from Operating Activities

For the nine months ended July 31, 2023 and 2022, cash used in operating activities was $2,542,360 and $425,053, respectively. The cash used in operations for the nine months ended July 31, 2023 was primarily attributable to our net loss of $5,224,839, adjusted for non-cash expenses in the aggregate amount of $2,481,724, as well as $200,756 of net cash provided to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the nine months ended July 31, 2022 was primarily attributable to our net loss of $3,085,357, adjusted for non-cash expenses in the aggregate amount of $2,266,572, as well as $393,732 of net cash provided to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

For the nine months ended July 31, 2023 and 2022, cash used in investing activities was $1,804,050 and $0, respectively. The cash used during the current period is attributable to approximately $2.9 million related to drilling exploratory wells and approximately $0.3 million related to acquisition and reserve analysis costs, both of which were capitalized and are reflected in the balance of the oil and gas property as of July 31, 2023. These amounts were offset by approximately $1.4 million in amounts used from the Advance to Operators account, which is designated for costs for the HV-1 well.

Cash Flows from Financing Activities

For the nine months ended July 31, 2023 and 2022, cash provided by financing activities was $5,778,790 and $387,700, respectively. Cash provided by financing activities during the nine months ended July 31, 2023 was primarily attributable to $6.4 million in gross proceeds from the issuance of common stock and $1.8 million in net proceeds from the exercise of warrants, offset by the payment of offering costs of approximately $1.0 million and the payment of notes payables of approximately $1.5 million. Cash provided by financing activities during the nine months ended July 31, 2022 was primarily attributable to approximately $4.5 million in gross proceeds from the issuance of notes payables to investors, offset by the repayment of notes payables of approximately $2.9 million and $1.1 million for the aggregate payment of debt issuance costs and deferred offering costs.

The Company’s cash change was approximately an increase of $1.4 million as of July 31, 2023. Management believes that the cash on hand and working capital are sufficient to meet its current anticipated cash requirements for anticipated capital expenditures and operating expenses for the next twelve months.

Contractual Obligations and Commitments

Unproved Property Leases

As of July 31, 2023, the Company holds various leases related to the unproved properties of the SSP. Two of the leases are held with the same lessor. The first lease covers 8,417 acres and is currently in “force majeure” status. On May 27, 2022, the Company entered into an Amendment to the lease agreement which provides for an extension of the current force majeure status for an additional, uncontested twelve months, during which the Company will be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and is reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022. As of July 31, 2023, the “force majeure” status was extinguished by the drilling of the HV-1 well; the validity of the lease is maintained by the drilling of the well, which is in production testing.

The second lease covers 160 acres of the SSP; it is currently held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period from October 2022 through October 2023.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the SSP with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2023 – February 2024. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2023 through March 2024.

As of July 31, 2023, the Company assessed the unproved properties of the SSP and those adjacent to it for impairment, analyzing future drilling plans, leasehold expiration and the existence of any known dry holes in the area. Management concluded there is no impairment allowance required as of the balance sheet date.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO and as of July 31, 2023, the Company has recognized $78,132 in directors’ fees.

Agreements with Advisors

On July 28, 2022, the Company entered into an agreement with Spartan Capital Securities, LLC (“Spartan”) whereby Spartan will serve as the exclusive agent, advisor or underwriter in any offering of securities of the Company for the term of the agreement, which is one year. The agreement provides for a $25,000 non-refundable advance upon execution of the agreement and completion of a bridge offering to be credited against the accountable expenses incurred by Spartan upon successful completion of the IPO, a cash fee or an underwriter discount of 7.5% of the aggregate proceeds raised in the IPO, warrants to purchase a number of shares of common stock equal to 5% of the aggregate number of shares of common stock placed in the IPO, an expense allowance of up to $150,000 for fees and expenses of legal counsel and other out-of-pocket expenses and 1% of the gross proceeds of the IPO to Spartan for non-accountable expenses. The agreement also provides for an option to Spartan that is exercisable within 45 days after the closing of the IPO to purchase up to an additional 15% of the total number of securities offered by the Company in the IPO.

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

Trio LLC – Monthly Consulting Fee

Pursuant to the Fourth Amendment to the PSA, the Company agreed, commencing on May 1, 2022, to accrue a monthly consulting fee of $35,000, due and payable by the Company to Trio LLC. This fee is intended to cover the work being done for the Company by Trio LLC’s employees prior to the closing date of the Company’s IPO. As of July 31, 2023, the Company has accrued and paid $406,000 in fees for these services.

On May 1, 2023, the Company entered into six employment agreements with Trio LLC employees; the agreements provide for compensation and restricted shares pursuant to the Plan (see Note 9) with a start date of May 1, 2023, provided that each individual continues to serve as an employee of Trio LLC on a part-time basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended July 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our S-1, as amended and no new Risk Factors to be added. Our business involves significant risks. You should carefully consider the risks and uncertainties described in such S-1, as amended, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our S-1, as amended. The risks and uncertainties described in our S-1, as amended, are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: September 11, 2023

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: September 11, 2023

