Form 10-K
period 2023-10-31
Trio Petroleum Corp.
filed 2024-01-29
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark, whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, April 30, 2023, was $26,020,517.

As of January 22, 2024, there were 31,898,294 shares of the registrant’s common stock outstanding.

ITEM 1. BUSINESS.

Overview

We are a California-focused oil and gas exploration and development company headquartered in Bakersfield, California, with operations in Monterey County, California, and Uintah County, Utah. The Company was incorporated on July 19, 2021, under the laws of Delaware to acquire, fund, and operate oil exploration and production from assets in California. We have no revenue-generating operations as of the date of this Annual Report. The Company was formed to acquire an approximate 82.75% (which was subsequently increased to approximately an 85.75% working interest) working interest in the large, approximately 9,300-acre South Salinas Project located in Monterey, California (the “South Salinas Project”), and subsequently partner with certain members of Trio LLC’s management team to develop and operate those assets. Trio LLC holds an approximate 3.8% working interest in the South Salinas Project. We hold an approximate 68.6% interest after the application of royalties (“net revenue interest”) in the South Salinas Project. California is a significant part of our geographic focus currently and we recently acquired an interest in the McCool Ranch Oil Field in Monterey County, California, whereas recently we expanded our focus by acquiring an interest in the Asphalt Ridge Project in Utah. We may acquire additional assets both inside and outside of California.

Trio LLC is a licensed Operator in California and operates the South Salinas Project and the McCool Ranch Oil Field on behalf of us and of the other working interest partners pursuant to Joint Operating Agreements. Trio LLC operates the South Salinas Project pursuant to a Joint Operating Agreement dated February 1, 2004, by and among Trio Petroleum Inc. (the predecessor corporation to Trio LLC), as Operator, and the other working interest parties (the “JOA”). The parties to the JOA are partial owners of the oil and gas leases and/or oil and gas interests in the South Salinas Project and the parties agreed to have the Operator explore and develop these leases and/or interests for the production of oil and gas as provided therein. Trio LLC, as Operator, generally conducts and has full control of the operations and acts in the capacity of an independent contractor. Trio LLC is obligated to conduct its activities under the JOA as a reasonable prudent operator, in good workmanlike manner, with due diligence and dispatch, in accordance with good oilfield practices, and in compliance with applicable laws and regulations.

Recent Business Developments

McCool Ranch Oil Field

On October 16, 2023, we entered into an Agreement for Purchase and Sale of an Undivided Interest (the “McCool Ranch Purchase Agreement”) in the McCool Ranch Oil Field (the “McCool Ranch Oil Field”) with Trio LLC. Pursuant to the McCool Ranch Purchase Agreement, effective October 1, 2023, we acquired an approximate 22% working interest in and to certain oil and gas assets at the McCool Ranch Oil Field, which is located in Monterey County, California, just seven miles from our flagship South Salinas Project. The Assets are situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Field. The acquired property is a relatively new oil field developed with six oil wells, one water-disposal well, steam generator, boiler, three 5,000 barrel tanks, 250 barrel test tank, water softener, two freshwater tanks, two soft water tanks, in-field steam pipelines, oil pipelines and other facilities. The property is fully and properly permitted for oil and gas production, cyclic-steam injection and water disposal and is currently idle (i.e., not producing), although operations to restart production have begun. We are acquiring the working interests at the McCool Ranch Oil Field through primarily work commitment expenditures that will be allocated to restart production at the field and establish cash flow for us, with upside potential given the numerous undrilled infill and development well locations.

The McCool Ranch Purchase Agreement provided for an initial payment of $100,000 to Trio LLC (the “Stage 1 Purchase Price”) by the Company, which payment was accomplished. Subsequently, refurbishment operations (“Refurbishment’) were to commence at the San Ardo WD-1 water disposal well (the “WD-1”) to determine if the well is capable of reasonably serving the produced water needs for the Assets (as such term is defined in the McCool Ranch Purchase Agreement). The Company had the option to be refunded the Stage 1 Purchase price in the event the Refurbishment was unsuccessful, and thereby terminate the acquisition. Alternatively, in the event the Refurbishment was successful, the Company was to commit to an additional payment to Trio LLC of $400,000 (the “Stage 2 Purchase Price”) of work-commitment funds to be used by Trio LLC in restarting production operations. The Refurbishment was deemed successful and the Company is paying to Trio LLC the Stage 2 Purchase Price, which may be paid in tranches as needed for operations. Funds paid for the Refurbishment by Trio LLC out of its own account were reimbursed to it from the Stage 2 Purchase Price funds.

Oil production from the restart of operations at McCool Ranch is expected to resume in Q1, 2024. Once oil production is realized from the restart of operations, the revenue stream from oil sales, after royalties and over and above operating costs, collectively attributable to the Company and Trio LLC before payout of the Stage 1 Purchase and Stage 2 Purchase Price of $500,000.00 (the “Total Purchase Price”), shall be apportioned 80% to the Company and 20% to Trio LLC. Upon payout to the Company of the Total Purchase Price, such revenue stream shall be apportioned 40% to the Company and 60% to Trio LLC until Trio LLC has been reimbursed for the working interest indebtedness (“WI Indebtedness”) of third-party working interest owners, which WI Indebtedness at the execution of the McCool Ranch Purchase Agreement was approximately $870,000.00. Trio LLC shall be reimbursed no more than the total amount of the WI Indebtedness; however, regardless of the source of its reimbursement of same, upon payout of the WI Indebtedness, the Company and Trio LLC will revert to their proportionate 50/50 working interest shares.

Asphalt Ridge Option Agreement

On November 10, 2023, the Company entered into a Leasehold Acquisition and Development Option Agreement (the “Asphalt Ridge Option Agreement”) with Heavy Sweet Oil LLC (“Heavy Sweet”). Pursuant to the Asphalt Ridge Option Agreement, the Company acquired an option to purchase up to a 20% production share in certain leases at a long-recognized, major oil accumulation in eastern Utah, southwest of Vernal, Utah, totaling 960 acres. Heavy Sweet holds the right to such leases below 500 ft depth from surface (the “Asphalt Ridge Leases”) and the Company acquired the option to participate in Heavy Sweet’s initial 960 acre drilling and production program on such Asphalt Ridge Leases (the “Asphalt Ridge Option”).

The Asphalt Ridge Option has a term of nine months, through August 10, 2024. Pursuant to the Asphalt Ridge Option, the Company has the exclusive right, but not the obligation, to acquire up to a 20% interest in the Asphalt Ridge Leases for $2,000,000 (the “Purchase Price”), which may be invested in tranches, provided that the initial tranche closing occurs during the Asphalt Ridge Option period and subsequent tranches occurring as soon thereafter as practical within the Asphalt Ridge Option period, with each tranche providing the Company a portion of the ownership of the Asphalt Ridge Leases equal to 20% multiplied by a fraction, the numerator of which is the total consideration paid by the Company, and denominator of which is $2,000,000. Upon receipt of any funding from the Company pursuant to the Asphalt Ridge Option, Heavy Sweet is required to pay that amount to the named operator of the properties, to pay for engineering, procurement, operations, sales, and logistics activities on the properties. The Asphalt Ridge Option Agreement provides that additional development capital is expected to be secured by Heavy Sweet, and made available for the Company’s participation, by way of a reserve base lending facility (RBL), provided that if such RBL cannot be obtained or does not cover all subsequent capital costs, Heavy Sweet agreed to fund a maximum of $5,000,000 of the first funding required for the development program, with the parties splitting any costs thereafter according to their ownership interests. The initial target is three wells, with an estimated cost of $5,000,000 for roads, pads, drilling, and above ground steam and storage facilities, and thereafter the parties anticipate working together to fund further well development based on their proportionate ownership thereof.

On or around the date the parties entered into the Asphalt Ridge Option Agreement, Heavy Sweet entered into a Leasehold Acquisition and Development Option Agreement with Lafayette Energy Corp (“LEC”), of which Michael Peterson, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer and director, and Frank C. Ingriselli, the Company’s Vice Chairman, is also a director (the “LEC Option”). The LEC Option has similar terms as the Asphalt Ridge Option Agreement, except that it allows LEC to obtain a 30% interest in the Asphalt Ridge Leases and requires LEC to pay certain equity compensation to Heavy Sweet.

The Company and Heavy Sweet further agreed that, to the extent LEC does not fully exercise the LEC Option, the Company has the right to acquire up to all 30% of the rights set forth in the LEC Option (or such lesser amount which LEC has not exercised), from Heavy Sweet, for $3,000,000 cash.

The exercise of the Asphalt Ridge Option is contingent, unless waived by the Company, upon the following: (a) Heavy Sweet providing the Company the statements of revenues and direct operating expenses for the prior two years for the asset and the unaudited stub period for 2023, through the date of closing; (b) satisfactory due diligence review by the Company of Heavy Sweet, the leases, the property and other information; (c) the negotiating of a mutually-acceptable joint operations agreement or other development and operations agreement(s) as agreed by the parties; and (d) Heavy Sweet providing the Company an updated independent reserves report including proved undeveloped reserves (PUDs) and an estimate of gross valuation and discounted net present values, and indicating best estimate original oil-in-place (OOIP) volumes and gross (100%) contingent oil resources, as of a date no earlier than August 31, 2023, for discoveries located in Northwest Asphalt Ridge, Uinta Basin, Utah.

On December 29, 2023, the Company and Heavy Sweet entered into an Amendment to Leasehold Acquisition and Development Agreement (the “Amendment”), pursuant to which the Company and Heavy Sweet amended the Asphalt Ridge Option Agreement to provide that, within three (3) business days of the effective date of the Amendment, the Company would fund $200,000 of the $2,000,000 total Purchase Price in advance of Heavy Sweet satisfying the closing conditions set forth in the Asphalt Ridge Option Agreement, in exchange for the Company receiving an immediate 2% interest in the Asphalt Ridge Leases, which advanced funds would be used solely for the building of roads and related infrastructure in furtherance of the development plan.

On December 29, 2023, the Company paid the $200,000 advance of the total $2,000,000 Purchase Price to Heavy Sweet as required pursuant to the Amendment, and Heavy Sweet immediately assigned a 2% interest in the Asphalt Ridge Leases to the Company.

Competition

There are many large, medium, and small-sized oil and gas companies and third-parties that are our competitors. Some of these competitors have extensive operational histories, experienced oil and gas industry management, profitable operations, and significant reserves and funding resources. Our efforts to acquire additional oil/gas properties in California and elsewhere may be met with competition.

Government Regulation

We are subject to a number of federal, state, county and local laws, regulations and other requirements relating to oil and natural gas operations. The laws and regulations that affect the oil and natural gas industry are under constant review for amendment or expansion. Some of these laws, regulations and requirements result in challenges, delays and/or obstacles in obtaining permits, and some carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business, can affect and even obstruct our operations and, consequently, can affect our profitability.

Various permits for exploratory drilling and production-testing are in-hand for the South Salinas Project, whereas permits for long-term production, conditional use permits, water disposal and other matters have not yet been obtained. There are challenges and uncertainties in obtaining permits, which may result in delays and/or obstacles to developing our oil/gas assets. California and Colorado are two States that are considered to have challenging regulatory environments, and Monterey County in California also has this reputation. We may experience delays and/or obstacles to exploiting our assets, and also may be required to make large expenditures to comply with governmental laws and regulations and to obtain permits, particularly in respect of the following matters:

●	permits for drilling, long-term production, water disposal, conditional use and other matters
●	tax increases, including retroactive claims
●	unitization of oil accumulations
●	local content requirements (including the mandatory use of local partners and vendors)
●	environmental requirements and obligations, including remediation or investigation activities
●	Bonds to cover future well abandonment costs

Regulation of Drilling and Production

The drilling, completion and monitoring of wells and the production of oil and natural gas are subject to regulation under a wide range of local, county, state and federal statutes, rules, orders and regulations. Federal, state, county and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have a material adverse effect on the Company.

Currently, a significant portion of our properties and operations are in California, which has regulations governing conservation matters, such as the California Environmental Quality Act, such as protecting air and water quality, such as minimizing visual and noise impacts of operations, such as regulating the disposal of produced water and more-specifically on regulating Underground Injection Control (“UIC”) water-disposal projects, such as limitations on hydraulic-fracking and on acid-matrix stimulation, such as the unitization or pooling of oil and natural gas properties, such as establishing maximum allowable rates of production from oil and natural gas wells, such as the regulation of well spacing, such as requirements for the plugging and abandonment of wells, and other similar matters. Regulatory agencies that are probably most-pertinent to the South Salinas Project include Monterey County, the California Geologic Energy Management Division of the Department of Conservation (“CalGEM”), California Water Boards, and the US Environmental Protection Agency, although there are many others. Negative effects of these regulations may include delaying or even blocking projects and increasing project costs. Trio Petroleum has considerable expertise and experience in successfully navigating through California’s regulatory environment, which will be utilized in Trio Petroleum’s efforts to successfully develop the South Salinas Project. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices; however, Congress could reenact price controls in the future. Our sales of crude oil are affected by the availability, terms, and cost of transportation.

We anticipate that oil produced from the South Salinas Project will initially be trucked to market, and that it may be trucked to market over the long-term. Similarly, most if not all of the oil produced from the nearby San Ardo Oilfield (approximately cumulative 500 million barrels of produced oil), which has been in operations for about 70 years, is trucked to market. Nevertheless, there are two idle oil pipelines at the South Salinas Project that we may at some time in the future, but not initially, be able to utilize to move oil to market.

The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulation Commission (“FERC”) regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate, and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Transportation and Sale of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry. We cannot accurately predict whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Therefore, we cannot provide any assurance that the less stringent regulatory approach established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.

South Salinas Project Oil Rights

We have an approximate 85.75% working interest in the South Salinas Project, and a mineral-leasehold of approximately 9,300 gross mineral acres in one largely contiguous land package. There are six existing idle wells and one active well (i.e., the HV-1 well) in the South Salinas Project, and permits are approved by Monterey County for the drilling and testing of two additional wells (i.e., the HV-2 and HV-4 wells) at the project.

Description of South Salinas Property and Current Operations

We initiated operations with the acquisition from Trio LLC of 82.75% working interest in the South Salinas Project under the terms of a Purchase and Sale Agreement (the “South Salinas Purchase Agreement”) dated September 14, 2021. Our working interest was later increased by 3.026471% and we currently hold an approximate 85.75% working interest and an approximate 68.6% net revenue interest (after all royalties) in the South Salinas Project. The working interest we own includes leases, wells, inventory and 3D seismic data.

Trio LLC and its management team are part owners of the Company and will continue as Operator of the South Salinas Project on behalf of the Company and of the other working interest partners.

There are two contiguous areas of notable oil/gas accumulations in the South Salinas Project, being the Humpback Area (“Humpback Oil Field”) that occurs in the northern part of the project, and the Presidents Area (“Presidents Oil Field”) that occurs in the southern part of the project. Discovery wells have been drilled and completed at both Humpback Oil Field and Presidents Oil Field. The HV-3A well is the first well drilled at the Presidents Oil Field and is its discovery well. About five wells have been drilled at the Humpback Oil Field and of these we consider the BM 2-2 well as its discovery well.

The Company has determined that production testing may resume at the HV-3A discovery well at Presidents Field. Operations are in-progress to put the HV-3A well back on pump. Testing on pump at this well is expected to resume in Q1, 2024.

We believe the South Salinas Project has the potential to be significant, with an estimated 39.0 million barrels of oil (“MMBO”) plus 40.0 billion cubic feet of gas (“BCFG”), or 45.7 million barrels of oil equivalent (“BOE”), in Probable (P2) Undeveloped reserves and an approximate 92.4 MMBO plus 148.8 BCFG, or 117.2 million BOE, in Possible (P3) Undeveloped reserves. Note that the conversion rate used is 6.0 Mcf per 1 BOE.

We own approximately 30 square miles of three dimensional seismic data (“3D seismic”) at the project. An integrated interpretation of the 3D seismic data and of well data indicates that Presidents Oil Field is a large anticlinal feature covering an area of approximately 1,300 acres, with a major structural, anticlinal high at the location of the HV-3A discovery well, and with two separate, four-way closed anticlines at the northwest, down-plunge-end of the feature. The structural feature at Presidents Oil Field is best characterized as a positive flower structure resulting from transpressional deformation along strike slip faults including the major Rinconada Fault.

One of our objectives was to drill the HV-1 confirmation well at the President Oil Field immediately after the consummation of our IPO. This objective has been accomplished. The HV-1 well spud on about May 5, 2023, and was completed at its total depth (“TD”) of about 6,641feet (measured depth) on about May 15, 2023.

The HV-1 well is located at Presidents Oil Field about two miles northwest of the HV-3A discovery well and for this reason it is considered a “confirmation well” intended to help confirm the size of lateral extent of the field. The HV-1 surface hole location (“SHL”) is located in about the center of T24S-R10E-Section 14. The well was directionally drilled approximately 2,600 feet toward the southeast and its bottom hole location (“BHL”) is located in T24S-R10E-Section 13.

The HV-1 confirmation well is located on the larger of the aforementioned two down-plunge, four-way closed anticlines. The down-plunge anticline at the HV-1 well covers about 160 acres, or about 12% of Presidents Oil Field. Establishing commercial oil/gas production at the HV-1 well would help confirm that there are about 1,300 oil/gas productive acres at Presidents, whereas noncommercial oil/gas production at the HV-1 well might be considered to reduce the potential productive area of the Yellow Zone at Presidents by about 12% to about 1,140 acres, whereas potentially productive deeper targets would remain under the larger 1,300 acre area.

There were primarily three reservoir objectives in the HV-1 well, being the Yellow Zone (aka Yellow Chert), the underlying Brown Zone (aka Brown Chert) and the underlying Mid-Monterey Clay, all of which are stratigraphic subunits of the Miocene-age Monterey Formation. The Yellow and Brown zones are both attributed oil and gas reserves at Presidents in the Company’s reserve report as filed with the SEC. The Mid-Monterey Clay is nowhere assigned reserves in the Company’s reserve report, although it did have significant oil/gas shows in the HV-3A discovery well and periodically may have contributed to the flow of oil and gas to surface at said well.

The 3D seismic data indicate that the Yellow and Brown zones have four-way closure (i.e., anticlinal rollover in one of the subsidiary, down-plunge anticlines) at the location of the HV-1 well, whereas at this location the Mid-Monterey Clay may have fault closure (within the positive flower structure) but lacks rollover. The directional drilling plan for the HV-1 well was designed such that the well would penetrate the Yellow and Brown zones near the tops of their anticlinal closures and to continue downward into the Mid-Monterey Clay where anticlinal closure apparently does not occur.

The Yellow Zone, Brown Zone and Mid-Monterey Clay were encountered in the HV-1 well largely as predicted including with respect to depth, thickness, lithology, wireline-log characteristics and oil and gas shows including free oil in cuttings and in the mud pit. The Company believes that the HV-1 well has confirmed that there is a major oil and gas accumulation in the Presidents Oil Field, as the Company announced in a press release on May 16, 2023.

Confirmation of a major oil and gas accumulation by itself does not confirm whether economic oil/gas production can be established. The HV-1 well has undergone production testing to evaluate commerciality. Production testing at the HV-1 well was initially carried-out from the bottom up (i.e., by testing the deeper Mid-Monterey Clay zone first and working upward to the shallower Brown and Yellow zones), and the Brown and Mid-Monterey Clay zones were subsequently retested. The Mid-Monterey Clay, Brown Zone and Yellow Zone all underwent production testing. Oil and gas were recovered but commercial oil/gas production has not been established. Operations continue at the HV-1 well but it may soon be idle.

The primary oil and gas objectives in the South Salinas Project are classic fractured Monterey Formation reservoirs (i.e., zones with abundant brittle/fractured intervals of chert, dolomite, limestone and porcelanite) and the Vaqueros Sand. Fractured Monterey Formation is one of the most important and prolific oil/gas reservoirs in California. The primary oil and gas reservoirs occur at approximately 4,000-8,000’ depth. The oil is mid- to high-gravity (18-40° API). The oil and gas targets are in structural traps - this is not a resource play. The structural traps are imaged in 30 square miles of 3D seismic data that is owned by the Company. Importantly, the 3D seismic was acquired after the drilling of all wells in the area except for our HV-3A and HV-1 wells. The 3D seismic provides critical information about how prior wells were not properly located and, more importantly, how the South Salinas Project potentially may be successfully exploited going forward.

The Monterey Formation oil and gas zones have been tested as various wells at the South Salinas Project. The Vaqueros Sand has not yet been tested but it is behind-pipe in the BM 2-2 well that the Company intends to perforate and test as soon as the necessary permits are in-hand.

We have a leasehold of approximately 9,300 gross and 7,946 net mineral acres from one Lessor, Bradley Minerals. The surface lands at the approximate 9,300 mineral acres are all part of the private Porter Ranch.

The HV-1 well was drilled in May 2023, and is the newest well in the South Salinas Project. The HV-1 well has undergone production testing but commercial oil/gas production has not been established. The HV-1 well is the only exploratory well drilled in the last three fiscal years at the South Salinas Project. The Company considers it premature to deem HV-1 either a dry development well or a net productive well. Additional operations, including possibly deepening or sidetracking, and additional testing, are feasible at HV-1. Thus, there has been no net productive well or dry development well drilled in the last three fiscal years at the South Salinas Project. Prior to the drilling of the HV-1 well, the newest well at the Project was the HV-3A discovery well that was drilled in 2018.

All of the Company’s acreage and reserves in the South Salinas Project are considered undeveloped. The new HV-1 well may or may not be capable of commercial oil and/or gas production but, regardless, additional investments (e.g., installing production facilities) will be required and commercial oil/gas production established before acreage and reserves associated with the well may potentially be moved out of the undeveloped category. Similarly, the HV-3A and BM 2-2 wells are and/or may be capable of oil and/or gas production but additional investments at both of these wells are anticipated in Phase 1 prior to establishing commercial oil/gas production and, therefore, the reserves and acreage at both of these wells are considered undeveloped. Thus, the total gross undeveloped acreage is approximately 9,300 acres and the total net undeveloped acreage (i.e., net to the Company) is approximately 7,927 acres (i.e., 9,300 acres x 0.8575 = 7,927 acres). The total gross developed acreage is zero acres and the total net developed acreage (i.e., net to the Company) is also zero acres.

As noted elsewhere, on the Company’s leases there is one existing active well (i.e., the HV-1 well) and there are six existing idle wells (i.e., the BM 1-2-RD1, BM 2-2, BM 2-6, HV-3A, HV 3-6 and HV 1-35 wells). Of these seven wells only the HV-1, HV-3A and BM 2-2 wells are considered to probably and/or possibly be capable of economic oil/gas production, whereas it cannot be ruled-out that economic oil/gas production could be established at the other four wells. Thus, on the Company’s leases there may be considered to be three (3) gross productive wells (i.e., the HV-1, HV-3A and BM 2-2 wells) and 2.5725 net productive wells (i.e., 85.75% WI times 3 gross wells = 2.5725 net productive wells).

The Porter Ranch is an active working property that supports farming operations, livestock grazing, and the exploitation of oil and gas reserves, as well as the preservation of open space that preserves natural habitat. There is partly overlapping ownership in Bradley Minerals (the Lessor) and in Porter Ranch (the surface owner) and the interests and objectives of the two entities are closely aligned. In some projects there are conflicts between surface and mineral owners, for example with the surface owner discouraging and the mineral owner encouraging development. Importantly, in this project the mineral and surface owners have aligned interests/objectives, and this is highly beneficial to the South Salinas Project. Total royalty burden at the South Salinas Project is 20%, all of which is held by lessors. The Company and Trio LLC and their associates hold no royalty interests in the South Salinas Project.

Infrastructure at the South Salinas Project includes seven existing wells (including the recently drilled HV-1 well), six expansive well pads, and three idle Exxon and/or AERA Energy oil and gas pipelines. The expansive well pads are important because they can accommodate significant project development without additional disturbance of the surface - this should help expedite the approval of necessary additional permits.

South Salinas Project Property and Future Operations

The Company has drilling permits from Monterey County for two additional wells at the South Salinas Project, being the HV-2 well and the HV-4 well. The Company may drill one or both of these wells in 2024. The Company is evaluating whether to directionally drill both of these wells into the Presidents Oil Field, or to drill one into the Presidents Oil Field and one into the Humpback Oil Field. This determination will be made, in part, based on the results of production tests at the HV-1 and HV-3A wells.

The Company anticipates that it may be desirable in the future to obtain access or ownership of the Exxon pipelines to move oil and gas to markets and possibly to move produced water off-site. AERA Energy (“AERA”), which is Exxon-Mobil’s California subsidiary, has significant operations a few miles north at the San Ardo Field. It is noted here that it has recently been reported that AERA’s holdings in California have been acquired by the companies IKAV, which is self-described as an international asset management group headquartered in Germany, and CPP Investments, which is self-described as a professional investment management organization that manages investments of contributors and beneficiaries of the Canada Pension Plan. There may be synergies between our project and AERA’s and/or IKAV’s/CPP’s nearby operations that may include our use of one or more of the three pipelines.

There is an application for an UIC water disposal operation at the South Salinas Project that is under review by CalGEM and being modified and updated by Trio LLC. Approval of this water disposal project by CalGEM and Water Boards will be an important part of establishing an economic oil and gas operations.

One of the existing seven wells is currently operationally active (i.e., the HV-1 well) but may soon be idle, whereas six of the seven wells are currently idle and are temporarily shut-in. One of the seven wells (i.e., HV-3A) is expected to be active and returned to oil/gas production in Q1, 2024. When the appropriate permits are in-hand, which may be in about 8 to 12 months, and when the required funding is in-place, the Company plans to return the BM 2-2 well to oil and gas production, to reenter and sidetrack three of the wells (the HV 1-35, BM 2-6 and HV 3-6 wells) to optimal locations that are indicated in the 3D seismic data and to then put them on production, and to utilize one well (the BM 1-2-RD1 well) as a water disposal well. The Company is evaluating the new HV-1 well, as discussed above. The Company may drill one or both of the HV-2 and HV-4 wells in 2024. The HV-1, HV-2 and HV-4 wells may each be produced for its own 18-month period, under the Company’s current exploration/testing permits. The Company intends to work diligently with Monterey County, CalGEM and WaterBoards toward the goal of obtaining permits in about 8 to 12 months for full field development, including long-term production and water disposal. This would allow continued and uninterrupted oil and gas production at the HV-1, HV-2, HV-3A and HV-4 wells, the recompletion and return to production of the BM 2-2 well, the utilization of the BM 1-2-RD1 well for water disposal, and the sidetracking of the HV 1-35, BM 2-6 and HV 3-6 wells to the oil and gas targets that are indicated in the 3D seismic data.

Evaluation of Reserves and Net Revenue

Our evaluation and review of oil and gas reserves and future net revenue attributable to the Company’s interests in the South Salinas Project, as of the end of October 31, 2021, are based on independent analyses prepared by KLS Petroleum Consulting LLC (“KLSP”), Denver, Colorado, as documented in the report that it prepared that is entitled “Reserves Attributable to Trio Petroleum Corp South Salinas Area for Development Plan Phases 1 and 2” (the “Reserve Report”), and a parallel and related analysis by KLSP for the entire Project that is entitled “S. Salinas Area, Full Development Reserves Supplement to SEC Report Dated 1-28-2022” (the “Reserve Supplement Report”). KLSP is an independent, third-party, petroleum engineering firm that meets industry-standards for qualifications, independence, objectivity and confidentiality. The primary technical person, Kenneth L. Schuessler, responsible for preparing the Reserve Report is a registered professional petroleum engineer with decades of experience in the petroleum industry and in analyses of reserves. Mr. Schuessler has significant experience in the petroleum industry and has held important positions with Bergeson Associates, Malkewitz-Hueni Associates, SI International, System Technology Associates and MHA Petroleum Consultants. Importantly, Mr. Schuessler has significant experience in the evaluation and exploitation of Monterey Formation fractured-reservoirs at the giant Elk Hills and Coles Levee Fields in the San Joaquin Basin in California. Mr. Schuessler’s knowledge of the Monterey Formation is highly-relevant to the evaluation of our South Salinas Project at which the fractured Monterey Formation is of critical importance.

KLSP states that the reserves in the “Reserve Report” referenced as Exhibit 99.1 to the Registration Statement and the “Reserve Supplement Report” referenced as Exhibit 99.2 to the Registration Statement and their determination are consistent with definitions found in Rule 4-10 of SEC Regulation S-X (17CFR part 210), and Subpart 1200 of Regulation SK. The net reserves, costs and revenues are those attributable to the Company. Future net revenue and discounted present value are on a before federal income tax (BFIT) basis.

KLSP is an independent third-party that does not own an interest in any of our properties. Mr. Schuessler is not a permanent employee of our company but we continue to employ the services of KLSP on an as-needed basis.

Our internal staff including our geoscience, drilling, facilities, regulatory, compliance, land, legal and accounting professionals communicated as needed with KLSP to ensure the integrity, accuracy and timeliness of data furnished to KLSP, to review and discuss the properties, methods and assumptions used by KLSP in KLSP’s preparation of the reserve estimates, and to review and discuss KLSP’s conclusions. As discussed immediately above, KLSP is a highly-qualified, independent, petroleum-engineering consulting firm. Mr. Terence B. Eschner, the Company’s President and a registered professional geologist, who is very knowledgeable about the South Salinas Project, was the Company’s primary contact with KLSP regarding the reserve analyses that were conducted by KLSP. Mr. T. Eschner played a key role providing the Company’s internal controls on the reserve estimation effort that was carried-out by KLSP, while not interfering with KLSP’s analyses so as to ensure that KLSP’s analyses would truly be that of an independent third-party. The Company recognizes that estimating volumes of economically recoverable oil and natural gas reserves is somewhat subjective and that the accuracy of any reserve estimate is partly a function of the quality and accuracy of the available data and interpretations: for this reason and others the Company strove to provide the best available data and interpretations to KLSP. Reserve estimates typically require revision as new information becomes available and/or due to change in conditions and/or due to unforeseen circumstances. Reserve estimates commonly differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, some or all of which may prove to be incorrect.

The technologies utilized by KLSP in their reserve estimation efforts are discussed in detail in the Reserve Report. These technologies included the evaluation and incorporation of data from analog oilfields. Analogs are widely used in reserves estimating, particularly in the early development stages when direct measurement information (production history) is limited. As described in the Society of Petroleum Engineers’ Petroleum Resource Management System (PRMS Section 4.1.1) “The methodology is based on the assumption that the analogous reservoir is comparable to the subject reservoir in regard to reservoir description, fluid properties, and most likely recovery mechanism(s) applied to the project that control the ultimate recovery of petroleum. By selecting appropriate analogs, where performance data of comparable development plans are available, a similar production profile may be forecast. Analogs are frequently applied in aiding in the assessment of economic producibility, production decline characteristics, drainage area, and recovery factor.” The technologies utilized by KLSP also included constructing several numerical models that evaluated the expected oil and gas production under an appropriate range of reservoir characteristics, and which allowed probabilistic estimates of reserves. These models required reservoir properties and, therefore, OOIP as input. The Probabilistic method defined a distribution representing the full range of possible values for input parameters. This included dependencies between parameters that are also defined and applied. These distributions were randomly sampled using Monte Carlo simulation to compute a full distribution of potential in-place and recoverable quantities of oil, gas, and water. Input distributions were included for porosity, permeability, water saturation and net productive thickness. In addition, pore volume compressibility was described with a distribution because its range of uncertainty can impact reservoir pressure and therefore future productivity. IHS’ Harmony Enterprise software was used to construct the numerical models for the various reservoir units, being Monterey Yellow, Monterey Blue and Vaqueros Sand reservoir units. A ‘type well’ or calibration model was constructed for each reservoir using the average conditions and reservoir properties cited above. In addition, using the probabilistic distributions of porosity, net thickness, water saturation, permeability and pore volume compressibility, the reservoir model was run 500 times, each time the model selecting via Monte Carlo sampling the input parameters according to the ranges and distributions defined. Each simulation run resulted in a particular value of oil and gas recovery. The cumulative probabilities of the resulting forecasts of ultimate oil and gas recovery were used to identify the reported reserve values.

We have consulted with KLSP and concluded that it is unnecessary at this time to update the provided estimates of net reserves and/or cash flows, which are dated October 31, 2021, to the fiscal year-end of October 31, 2023. While there are new technical data as a result of drilling the HV-1 well in 2023, the geologic and completion results appear to indicate that while the productive area of the Yellow Zone of the President’s Area may be somewhat smaller than mapped in 2021, the swab test completion results of the Mid-Monterey Clay below the Yellow Zone may warrant attribution of reserves to the Mid-Monterey Clay at up-structure locations. Further integration of seismic data with the new well control and completion results will be required to assess the net impact of this new information on the President’s Area reserves, but the addition of the Mid-Monterey Clay pay is expected to offset the small reduction in the Yellow Zone productive area. Oil and gas prices have increased notably since October 2021 and, whilst material and operating costs have also risen, we believe that these factors will positively impact (i.e., favorably impact the Company’s estimated reserves and cash flows) and/or not significantly impact the aforementioned estimates.

Disclosure of Reserve Volumes and Reserve Values as of the End of October 31, 2021

KLSP in the aforementioned reserve analyses recognizes the occurrence at the South Salinas Project of both Probable (P2) Undeveloped reserves and of Possible (P3) Undeveloped reserves (see: “Glossary of Terms Used to Characterize Reserves & Projects” in Table 22 in the Reserve Report). SEC criteria stipulate that reserves cannot be classified as P1 Proved (i.e., PDP or Proved Developed Producing, PDNP or Proved Developed Not Producing, PUD or Proved Undeveloped) if said reserves are not fully permitted for long-term production. Permits for full field development and long-term production have not yet been sought by the Company and thus are not yet issued for the South Salinas Project and, therefore, KLSP does not recognize Proved reserves at the South Salinas Project.

KLSP provided estimates of net oil and gas reserves and future net revenues, attributable to the Company, for Phase 1, Phase 2 and for the entire South Salinas Project, as shown in the below Table. Future net revenue and discounted present value are on a before federal income tax (BFIT) basis. Both undiscounted and discounted net cash flow to the Company are shown. The discounted dollar amounts shown in the below Table are discounted at 10% and, therefore, are net present value (“NPV”) 10 amounts, whereas KLSP also provided estimated NPV5, 15, 20, 25, 30, 35, 45, 55, 65 and 75. Reserve volumes are expressed in stock tank barrels of oil and thousands of standard cubic feet of gas (MCF).

There are uncertainties in reserve forecasts and in associated estimates of future cash flows due to uncertainties in various matters that are elaborated above (see: We face substantial uncertainties in estimating the characteristics of our prospects, so you should not place undue reliance on any of our measures.). The Company’s estimates of Probable (P2) Undeveloped reserves, Possible (P3) Undeveloped reserves and their respective estimated future cash flows are discussed more-fully above (see Evaluation of Reserves and Net Revenue) and are described in detail in the Reserve Report. The Company’s reserve estimates are based on field analogs, numerical models and probabilistic modeling. Copied below are two paragraphs from the Full Development Reserve Report that further explain the Company’s estimated reserves:

“Because decline curve analysis could not be used to forecast reserves, and since the development of type curves was problematic due to the early historical time frame in which the analog fields were developed, probabilistic methods were employed. The interpretations of open hole logs, core, and test information were used to describe ranges and distributions of key reservoir parameters. These were then input to numerical simulation models that used Monte Carlo sampling and hundreds of runs to derive forecasts of production and ultimate recovery representing P90 (1P), P50 (2P) and P10 (3P) reserve estimates. As indicated in the nomenclature of TABLE 22, these estimates are also known as Proved, Proved+Probable, and Proved+Probable+Possible, respectively. The designation ‘P50’ means there is a 50 percent probability that the actual production will exceed the value reported as the P50 reserves. The P50 value, also considered the Best or Most Likely estimate, is derived from a cumulative frequency distribution of forecast reserves from the Monte Carlo simulations. If Proved reserves have been assigned, Probable reserves are then represented by the difference between the P50 and P90 probabilistic estimates. However, as explained below, Proved reserves have not been assigned in this report because project approval has not been secured by all necessary government entities. Therefore, since there are no Proved or P90 volumes, the Probable reserves disclosed herein, derived from the P50 probabilistic forecasts, are incremental volumes and presented as Probable (P2) reserves. The P10 reserve estimate has a 10 percent probability of exceeding the estimated recovery and is also known as the High estimate. Possible reserves are represented by the difference between the P10 and P50 estimates. Possible reserves are typically larger than Probable reserves. This is the result of the key reservoir parameter distributions reflecting their variation in nature, and when the most favorable parameters are sampled together the resulting calculation provides the highest, but least likely, values of estimated recoveries.”

“Probable reserves are assigned in certain areas where, as described above, reserves could be considered Proved if all regulatory approvals and permits were in place. Probable reserves are also assigned in areas where well control and interpretations of available data provide sufficient geologic evidence of reservoir continuity at structural positions above lowest known hydrocarbons (LKH), and where engineering evidence indicates the reservoir will have the requisite porosity, permeability and oil saturation to produce commercial quantities of oil and gas. The assignment of Possible reserves does not incorporate a larger reservoir area, but rather Possible reserves are assigned to the same wells having Probable reserves because the probabilistic methods employed indicate there may be a greater percentage recovery of hydrocarbons than is appropriate for the ‘Most Likely’ reserve estimates.”

The estimates of Probable (P2) Undeveloped reserves and Possible (P3) Undeveloped reserves and their respective estimated future cash flows have different risk and/or uncertainty profiles and should not be summed arithmetically with each other. For example, estimates of permeability, oil saturation, reservoir thickness and estimated ultimate recovery (EUR) are higher for the P3 reserve estimates than for the P2 reserve estimates (see for example Figure 25 and Table 2 in the Reserve Report).

The Probable (P2) and Possible (P3) reserves in the below Table are considered to be undeveloped as of the end of October 31, 2021. The HV-3A and BM 2-2 wells are capable of oil and/or gas production but additional investments at both of these wells are anticipated in Phase 1 prior to establishing commercial oil/gas production and, therefore, the reserves at both of these wells are considered undeveloped.

The effective date of the data in the below Table is as of the end of October 31, 2021. The date (i.e., as of the end of October 31, 2021) is noted because the reserve estimates are date-specific, and might be, will likely be, revised at later dates. For example, if the Company’s working-interest in the South Salinas Project, and/or the size of the Company’s leasehold position at the South Salinas Project, were in the future to increase or decrease, then the reserve estimates would increase or decrease accordingly (note: the Company’s %WI and leasehold position may increase but are not expected to decrease). Similarly, changes in the future of estimates of oil and/or gas that can be economically recovered, in the market values of oil and/or gas, in estimates of reservoir properties such as thickness, oil saturation, porosity, etc., and various other possible changes in the future, would accordingly result in revised reserve estimates and/or revised estimates of net cash flow. No significant discovery or other favorable or adverse event has occurred since the end of October 31, 2021, that would cause a substantial change in estimated reserves and/or cash flow, as of that date, other than the recent (i.e., March 2022) significant increase in oil price stemming, in part, from Russia’s war on Ukraine, which oil price increase is not incorporated into the analysis provided here.

Phase 1 is a development project with expenditures that are appropriately scaled to the capital raises that the Company anticipates may be realized in the near term now that the Company has completed its IPO. Phase 2, upon demonstration of success in Phase 1, is a development project with expenditures that are appropriately scaled to anticipated future capital raises.

Phase 1 assumes that existing exploration permits will be utilized to drill three new wells (HV-1, HV-2 and HV-4 wells), which drilling was completed for the HV-1 well in May 2023, and may commence for HV-2 and/or HV-4 in 2024, and that four additional wells (HV-3A, BM 2-2, HV 1-35, BM 3-6 wells) will be either recompleted or sidetracked/redrilled in 2024 upon securing necessary permits. The Company’s estimated total Phase 1 investment is $18.6 million and provides for work to secure regulatory permits and to drill/sidetrack and/or recomplete the aforementioned seven (7) wells. The Phase 1 analysis includes capital to plug and abandon the wells, including surface-location cleanup and restoration as per CalGEM guidelines and regulations.

Phase 2 is assumed to begin in the third quarter of 2024, and employs $37.7 million to establish 12 additional oil and gas wells (i.e., sidetracking/redrilling the HV 2-6 well and drilling 11 new wells) and install necessary associated infrastructure. The Phase 2 analysis includes capital to plug and abandon the wells, including-surface location cleanup and restoration as per CalGEM guidelines and regulations.

Phase 1 is estimated to comprise an approximate 2.0 MMBO plus 2.0 BCFG, or 2.3 million BOE, in Probable (P2) Undeveloped reserves and an approximate 3.7 MMBO plus 6.7 BCFG, or 4.9 million BOE, in Possible (P3) Undeveloped reserves, as shown in part “A” of the below Table. The Phase 1 estimated net cash flow to the Company, discounted at 10%, is $28 million for the Probable (P2) Undeveloped reserves and $109 million for the Possible (P3) Undeveloped reserves, as shown in part “A” of the below Table. Note that the conversion rate used in the below Table is 6.0 Mcf per 1 BOE.

Phase 2 is estimated to comprise an approximate 3.1 MMBO plus 3.2 BCFG, or 3.7 million BOE, in Probable (P2) Undeveloped reserves and an approximate 7.3 MMBO plus 11.6 BCFG, or 9.2 million BOE, in Possible (P3) Undeveloped reserves, as shown in part “B” of the below Table. The Phase 2 estimated net cash flow to the Company, discounted at 10%, is $34 million for the Probable (P2) Undeveloped reserves and $175 million for the Possible (P3) Undeveloped reserves, as shown in part “B” of the below Table.

The Probable (P2) Undeveloped reserves in Phases 1 and 2 combined comprise an approximate 5.1 MMBO plus 5.2 BCFG, or 6 million BOE, as shown in part “C” of the below Table. The estimated net cash flow to the Company, discounted at 10%, is $62.2 million for the Probable (P2) Undeveloped reserves in the combined Phases 1 and 2, as shown in part “C” of the below Table.

The Possible (P3) Undeveloped reserves in Phases 1 and 2 combined comprise an approximate 11 MMBO plus 18.3 BCFG, or 14.1 million BOE, as shown in part “D” of the below Table. The estimated net cash flow to the Company, discounted at 10%, is $283.5 million for the Possible (P3) Undeveloped reserves in the combined Phases 1 and 2, as shown in part “D” of the below Table.

Full field development of the entire Project, as documented in the Reserve Supplement Report, incorporates the SEC Report Phase 1 Development Project (i.e., Phase 1 in the Reserve Report) and deploys a subsequent drilling schedule (i.e., an expanded “Phase 2”) that reflects full field development and that captures the reserve and value proposition that may be achieved with a capital commitment that could result from a successful Phase 1. As described in the Reserve Report, Phase 1 uses existing exploration permits to drill three wells beginning in May 2022. Four additional wells will be drilled upon securing a Development Permit from Monterey County in October 2023. Trio’s total Phase 1 investment is $18.6 million and provides for work to secure regulatory permits and drill or recomplete seven (7) wells. Full field development (i.e., the expanded Phase 2 in the Reserve Supplement Report) begins July 2024 and employs $463.2 million to drill 144 wells by the end of 2027 and install associated infrastructure. The number of wells reflects full leasehold development of the targeted Monterey productive intervals and areas using vertical wells on 80-acre spacing. The prospective Vaqueros Sand is developed using horizontal wells on 160-acre spacing.

Full field development of the entire Project is estimated to comprise an approximate 39.0 MMBO plus 40.0 BCFG, or 45.7 million BOE, in Probable (P2) Undeveloped reserves and an approximate 92.4 MMBO plus 148.8 BCFG, or 117.2 million BOE, in Possible (P3) Undeveloped reserves, as shown in part “E” of the below Table. The entire Project estimated net cash flow to the Company, discounted at 10%, is $407.6 million for the Probable (P2) Undeveloped reserves and $2 billion for the Possible (P3) Undeveloped reserves, as shown in part “E” of the below Table.

Table 1: Estimated Undeveloped Reserves and Cash Flow

ESTIMATED UNDEVELOPED RESERVES AND CASH FLOW

A.	Phase 1 Undeveloped Reserve Categories	Net Trio Undeveloped Oil Reserves (Stock Tank Barrels)	Net Trio Undeveloped Gas Reserves (1000 CF, or MCF)	Net Trio Undeveloped Reserves (Barrel of Oil Equivalent)	Trio Undiscounted Net Cash Flow ($)	Trio Net Cash Flow Discounted at 10% ($)
	Probable (P2) Undeveloped of Limited Phase 1	1,975,000.0	2,022,900.0	2,312,150.0	$95,573,000.00	$28,194,000.00
	Possible (P3) Undeveloped of Limited Phase 1	3,742,000.0	6,732,400.0	4,864,066.7	$262,325,000.00	$108,855,000.00

B.	Phase 2 Undeveloped Reserve Categories	Net Trio Oil Reserves (Stock Tank Barrels)	Net Trio Gas Reserves (1000 CF, or MCF)	Net Trio Reserves (Barrel of Oil Equivalent)	Trio Undiscounted Net Cash Flow ($)	Trio Net Cash Flow Discounted at 10% ($)
	Probable (P2) Undeveloped of Limited Phase 2	3,123,900.0	3,206,800.0	3,658,366.7	$145,127,000.00	$34,001,000.00
	Possible (P3) Undeveloped of Limited Phase 2	7,258,300.0	11,603,200.0	9,192,166.7	$499,464,000.00	$174,621,000.00

C.	Undeveloped Reserve Category by Development Plan Phase, for Limited Phases 1 & 2	Net Trio Oil Reserves (Stock Tank Barrels)	Net Trio Gas Reserves (1000 CF, or MCF)	Net Trio Reserves (Barrel of Oil Equivalent)	Trio Undiscounted Net Cash Flow ($)	Trio Net Cash Flow Discounted at 10% ($)
	Probable (P2) Undeveloped of Limited Phase 1	1,975,000.0	2,022,900.0	2,312,150.00	$95,573,000.00	$28,194,000.00
	Probable (P2) Undeveloped of Limited Phase 2	3,123,900.0	3,206,800.0	3,658,366.67	$145,127,000.00	$34,001,000.00
	Total Probable (P2) Undeveloped of Limited Phases 1 & 2	5,098,900.0	5,229,700.0	5,970,516.67	$240,700,000.00	$62,195,000.00

D.	Undeveloped Reserve Category by Development Plan Phase, for Limited Phases 1 & 2	Net Trio Oil Reserves (Stock Tank Barrels)	Net Trio Gas Reserves (1000 CF, or MCF)	Net Trio Reserves (Barrel of Oil Equivalent)	Trio Undiscounted Net Cash Flow ($)	Trio Net Cash Flow Discounted at 10% ($)
	Possible (P3) Undeveloped of Limited Phase 1	3,742,000.0	6,732,400.0	4,864,066.67	$262,325,000.00	$108,855,000.00
	Possible (P3) Undeveloped of Limited Phase 2	7,258,300.0	11,603,200.0	9,192,166.67	$499,464,000.00	$174,621,000.00
	Total Possible (P3) Undeveloped of Limited Phases 1 & 2	11,000,300.0	18,335,600.0	14,056,233.33	$761,789,000.00	$283,476,000.00

E.	Undeveloped Reserve Category for Entire Project, Full Field Development	Net Trio Oil Reserves (Stock Tank Barrels)	Net Trio Gas Reserves (1000 CF, or MCF)	Net Trio Reserves (Barrel of Oil Equivalent)	Trio Undiscounted Net Cash Flow ($)	Trio Net Cash Flow Discounted at 10% ($)
	Total Probable (P2) Undeveloped: Entire Project, Full Field Development	38,996,000.0	39,963,900.0	45,656,650.00	$1,844,194,000.00	$407,595,000.00
	Possible (P3) Undeveloped: Entire Project, Full Field Development	92,376,000.0	148,778,400.0	117,172,400.00	$6,356,981,000.00	$1,998,235,000.00

Reasonable Expectations of Reserve Analyses

This Annual Report provides a summary of risks and detailed discussions of risks relating to our business and risks related to this offering. The Company recognizes these risks as being real and substantial. Nevertheless, the Company has reasonable expectations that the Company’s South Salinas Project will prove to have reserves approximately as estimated, that the Company will have adequate funding to develop the reserves, and that there will exist the legal right to develop the Company’s reserves in the South Salinas Project, including the rights to full-field development, to long-term production and to deliver natural gas to market via pipeline, recognizing as discussed elsewhere hereunder that there may be project delays and/or obstacles related to obtaining necessary permits from regulatory agencies. Furthermore and more specifically, the Company has a reasonable expectation that the primary governmental regulatory agencies that are currently and/or that will be involved in the permitting processes, which agencies will primarily be CalGEM, State Water Boards and Monterey County, will determine to approve the Company’s applications for permits for various reasons that are discussed below. See “Item 1A. Risk Factors - Risks Relating to Our Business - We may face delays and/or obstacles in project development due to difficulties in obtaining necessary permits from federal, state, county and/or local agencies, which may materially affect our business;” “Item 1A. Risk Factors - Risks Relating to Our Business - We face substantial uncertainties in estimating the characteristics of our prospects, so you should not place undue reliance on any of our measures;” “Item 1A. Risk Factors - Risks Relating to Our Business - The drilling of wells is speculative, often involving significant costs that may be more than our estimates, and drilling may not result in any discoveries or additions to our future production or future reserves; “Item 1A. Risk Factors - Risks Relating to Our Business - Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business;” “Item 1A. Risk Factors - Risks Relating to Our Business - Seismic studies do not guarantee that oil or gas is present or, if present, will produce in economic quantities; and “Item 1A. Risk Factors - Risks Relating to Our Business - We are subject to numerous risks inherent to the exploration and production of oil and natural gas.”

The Company currently is preparing a full-field development plan that is expected to include the following key elements:

●	Documentation of oil and gas reserves at the Project, including whatever results of the Phase 1 development program are both available and pertinent;
●	Documentation of the proposed wells and facilities that would be necessary to underpin full-field development and long-term production;
●	Details as to how the Company would minimize surface footprint by directionally drilling from existing well pads and similarly largely using existing pads for facilities, which well pads at that time may include the currently existing six well pads plus the two wells pads that are planned for construction at the HV-2 and HV-4 well sites. Use of these eight well pads for additional wells and facilities will minimize the need for additional surface disturbance in the full-field development plan. The Company’s proposal to use existing well pads to minimize surface footprint should help expedite approval of necessary permits;
●	Details as to how the Company would endeavor to minimize surface disturbances associated with pipeline construction by utilizing the existing Exxon/AERA gas pipeline and one or more of the two existing Exxon/AERA oil pipelines. The Company’s proposal to use existing pipelines to minimize surface disturbance should help expedite approval of necessary permits;
●	Documentation as to how the Company proposes to minimize or eliminate the trucking of oil by utilizing one or more of the two existing Exxon/AERA oil pipelines. The Company’s proposal to use existing pipelines to minimize truck traffic should help expedite approval of necessary permits;
●	Documentation as to how the Company’s operations will be carried-out in an environmentally and socially responsible manner; and
●	A Full Environment Impact Report, discussed immediately below.

The Company during Phase 1 or shortly thereafter expects to engage a third-party expert consulting company (“Environmental Consultant”) to prepare a Full Environmental Impact Report (Full EIR) on the Company’s full-field development plan. It is customary in Monterey County in these matters for the Environmental Consultant to be chosen by and/or agreed to by the County, for the Environmental Consultant to report directly to the County’s technical staff, and to avoid any real or perceived conflicts of interest for County to directly compensate the Environmental Consultant from funds paid to County by the Operator. The Company has a reasonable expectation that the Full EIR will determine that the full-development project will have “a less than significant environmental impact” with a “mitigated negative declaration”, meaning that the Project will be deemed environmentally acceptable with specific, delineated mitigation-measures being taken to protect and prevent, as far as possible, damage to life, health, property, natural resources, climate and other similar matters (e.g., water and air quality, scenic views or “viewshed”, etc.). The Company has a reasonable expectation that it will be able to obtain a Full EIR with a mitigated negative declaration for the full-field development project that should help expedite approval of necessary permits.

The surface lands at the Project are privately owned by the Porter Ranch and the subsurface mineral rights are privately owned by Lessor Bradley Minerals Company. The Porter Ranch is a multi-use working-ranch with operations that include the Company’s oil and gas operations as well as extensive agricultural and livestock operations. The Porter Ranch (surface owners) and the Bradley Minerals Company (mineral owners) are fully-aligned in their desire to develop the oil and gas resources at the Project. The Company has a reasonable expectation that the surface and mineral owners will be fully-aligned and fully-supportive of the Company’s full-field development plan and that this undivided support should help expedite approval of necessary permits.

CalGEM has statutory mandates to ensure both energy production and environmental protection. The Company has a reasonable expectation that CalGEM will have a favorable view of the Company’s full-development plan for the South Salinas Project and that CalGEM accordingly will determine that the Company’s applications for necessary permits should be approved. The Company furthermore has a reasonable expectation that State Water Boards will, similarly to CalGEM, have a favorable view of the Company’s full-development plan for the South Salinas Project and that Water Boards accordingly will determine that the Company’s applications for necessary permits should be approved.

The Company has a reasonable expectation that the County Commissioners and more importantly the County Supervisors (the Supervisors are a higher authority than the Commissioners) of Monterey County will determine that the Company’s applications for necessary permits should be approved. This reasonable expectation is based, in part, on the expected benefits of the Project to the County and to the State of California that include the following statistics and claims from Californians for Energy Independence:

●	Oil and natural gas production in Monterey County plays a fundamental role in sustaining the energy supply and quality of life of the County’s 440,000 residents;
●	Oil and natural gas are vital to ensuring the health and safety of California’s communities;
●	the oil and gas industry contributes to Monterey County’s economy by providing a safe and reliable energy supply that fuels cars, heats homes, powers businesses, grows food and produces everyday products. County residents depend on oil and gas to produce and deliver their food and water supply, and for the countless products they use every day (e.g., cell phones, computers, medical devices, eyeglasses, asphalt roads, plastic kayaks, wet suits, tires, car batteries, etc.) and natural gas is an important local energy source for heating and cooking;
●	Roughly 75% of the oil and gas used in California is imported from foreign countries, many of which are unstable and/or have poor human rights, labor and/or environmental standards;
●	Monterey County and California lead the way in safe, affordable and environmentally responsible oil and gas production with the world’s strictest regulations;
●	More than 25 local, state and federal agencies oversee local oil and gas production in Monterey County;
●	Monterey County’s oil and gas workforce includes veterans, union members, first generation citizens, single parents and others, many of whom live and raise their families in the County and care deeply about the community;
●	Monterey County’s oil and gas industry directly supports approximately 868 full-time jobs with benefits, and nearly 50% of the workforce is ethnically diverse;
●	Average annual pay is $107,000 in oil industry: these are good paying jobs and the average wage is more than double the $51,900 average for all private sector jobs in Monterey County;
●	The oil industry supports $69 million per year in wage payments to employees in the County;
●	The oil industry has a positive impact on the region, providing high paying, full-time jobs, and upward mobility for workers including those with high school and/or technical degrees;
●	Property taxes represent the County’s largest source of general revenues, and are used to support schools, public safety, health, social assistance, services to combat homelessness, and other services;
●	Property taxes paid to the County from two operators at the San Ardo Oilfield are approximately $44 million per year: these operators are among the highest property-tax taxpayers in the County; and
●	The economic output of the oil industry in Monterey County is an estimated $644 million per year.

The Company has a reasonable expectation that the primary governmental regulatory agencies (i.e., CalGEM, State Water Boards and Monterey County) that are and/or that will be involved in the permitting process will endeavor to avoid any unconstitutional takings of private property that might result from denying permits for the South Salinas Project. The Company has a reasonable expectation that governmental regulatory agencies will wish to avoid any unconstitutional takings of private property and that this should help expedite approval of necessary permits.

Trio LLC, which is Operator of the South Salinas Project, has significant experience in Monterey County in obtaining necessary permits (e.g., drilling permits for exploration and development wells, permits for Underground Injection Control water-disposal projects, permits for constructing facilities, permits for constructing pipelines and power lines, etc.) from governmental regulatory agencies (e.g., CalGEM, Monterey County, and other local agencies). More specifically, Trio LLC, as Operator, developed both the Lynch Canyon Oil Field and the Hangman Hollow Area of the McCool Ranch Oil Field, both of which oilfields are located in Monterey County approximately seven miles north of the Company’s South Salinas Project. The Company has a reasonable expectation that, given its own expertise and the expertise and local experience of Trio LLC as an Operator, that the necessary permits may be obtained from governmental regulatory agencies and thus that there will exist the legal right to develop the Company’s reserves in the South Salinas Project.

The Company has a reasonable expectation that it will be able to negotiate an agreement with Exxon/AERA to utilize their existing idle gas pipeline and one or more of their two idle oil pipelines that exist at the Company’s South Salinas Project. The pipelines extend from the Company’s South Salinas Project to the San Ardo Oil Field that is located approximately three miles to the north. San Ardo is a giant oilfield with cumulative oil recovery to-date of approximately 500 million barrels of oil - it is ranked among the largest 100 oilfields in the United States by the Energy Information Administration of the U.S. Department of Energy and is commonly cited as being among the largest ten oilfields in California. San Ardo uses significant natural gas for operations including to run steam-generators to generate steam for steam-injection into wells as part of thermal oil-recovery operations (i.e., to produce the heavy oil that occurs at the field). An additional supply of natural gas would be beneficial at San Ardo and the high-gravity oil that occurs in the Company’s South Salinas Project could be beneficially blended with the heavy oil at San Ardo (source: personal communication between Trio personnel and AERA Energy personnel: September, 2022). It is feasible that opening the three mile section of the pipelines will be agreeable to the Company and to Exxon/AERA to the financial benefit of all parties. If this arrangement cannot be realized, and if funding and the oil and gas reserves in the Project are sufficient, the Company and the Operator Trio LLC will seek permits for new oil and/or gas pipelines, perhaps along the right-of-way of the existing pipelines to minimize new surface disturbance. The Company has a reasonable expectation that it will be able to establish the transport of oil and/or gas, and especially gas, to market via pipelines, whether through the existing Exxon/AERA pipelines or new pipelines.

The Company has a reasonable expectation that the Company’s South Salinas Project will prove to have reserves approximately as estimated. The Company has this reasonable expectation because it believes that:

●	The geologic structures that contain oil and gas in the South Salinas Project occur approximately as mapped based on the integrated interpretations of three-dimensional seismic data and data from wells already drilled at the Project, including the BM 2-2 and HV-3A discovery wells and the recently-drilled HV-1 well;
●	The estimated oil and gas reserves at the South Salinas Project are well-supported by geologic analogues to other large and prolific oil and gas fields in California; and
●	The Reserve Report and Supplemental Reserve Report as prepared by KLSP are reasonable.

The Company has a reasonable expectation that it will have adequate funding to develop the reserves at the South Salinas Project. This reasonable expectation of adequate funding is based on anticipated proceeds from additional capital raises and anticipated operating revenues:

●	The Company believes that the South Salinas Project has the potential to be both beneficial to society and profitable to shareholders and, for these and other reasons, that the Company may raise funds sufficient to cover project costs including the costs of Phase 1. As discussed elsewhere hereunder, Phase 1 is a development project with expenditures that are appropriately scaled to the capital raises that the Company anticipates may be achieved;
●	There are significant anticipated costs in the South Salinas Project primarily in years 2022-2027 due, in large part, to the estimated costs of drilling and completing oil and gas wells and building Project infrastructure. It is anticipated that these costs will be partly covered by capital raises and/or financing and, furthermore, that these costs may be partly and possibly entirely covered by revenue from oil and gas sales;
●	The Company has a reasonable expectation that additional capital raises will be successfully accomplished as needed. This reasonable expectation is based on the experience and track record of the Company’s management team which has a demonstrated ability to secure funding for oil and gas exploration, development and production ventures, including that of Michael L. Peterson, our Chief Executive Officer and Frank C. Ingriselli, our Vice Chairman. The Company plans to leverage the relationships and experience of Messrs. Peterson and Ingriselli and other members of its management team in private and public equity fundraising to raise capital for the Company, if and as needed. Furthermore, this reasonable expectation is based on the confidence of Spartan Capital Securities, LLC, the Company’s investment banker, in both the Company and in the Project, and the various methods available for securing capital including financing plans that may be developed in collaboration with our bankers and/or future lenders based on reserves, cash flow and/or other considerations. The Company has a reasonable expectation that, between cash and equity, it will be able to raise whatever capital is necessary to successfully develop the South Salinas Project.

For all of the reasons discussed above in this section, the Company has a reasonable expectation that the Company’s South Salinas Project will prove to have reserves approximately as estimated, that the Company will have adequate funding to develop the reserves, and that there will exist the legal right to develop the Company’s reserves in the Project.

Employees

As of December 23, 2023, we had 7 employees, all of whom are located in the United States.

Subsidiaries

The Company has no subsidiaries.

ITEM 1A. RISK FACTORS.

Our future operating results could differ materially from the results described in this Annual Report due to the risks and uncertainties described below. You should consider carefully the following information about risks in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations in these circumstances, the market price of our securities would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Item 7. Cautionary Statement Regarding Forward-Looking Information” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Summary of Risk Factors

Investing in our Common Stock involves risks. In addition, our business and operations are subject to a number of risks, which you should be aware of prior to making a decision to invest in our Common Stock. These risks are discussed more-fully in the “Risk Factors” section of this prospectus immediately following this prospectus summary. Below is a summary of these risks.

Risks Relating to Our Business

●	We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the years ended October 31, 2023 and 2022, and for the period from July 19, 2021 (inception) through October 31, 2021.

●	We may face delays and/or obstacles in project development due to difficulties in obtaining necessary permits from federal, state, county and/or local agencies, which may materially affect our business.

●	Due to our contractor model for drilling operations, we will be vulnerable to any inability to engage one or more drilling rigs and associated drilling personnel.

●	We are operating in a highly capital-intensive industry, and any sales of produced oil and gas may be insufficient to fund, sustain, or expand revenue-generating operations.

●	We face substantial uncertainties in estimating the characteristics of our prospects, so you should not place undue reliance on any of our measures.

●	The drilling of wells is speculative, often involving significant costs that may be more than our estimates, and drilling may not result in any discoveries or additions to our future production or future reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.

●	We have been an exploration stage entity and our future performance is uncertain.

●	We are dependent on certain members of our management and technical team.

●	Seismic studies do not guarantee that oil or gas is present or, if present, will produce in economic quantities.

●	The potential lack of availability of, or cost of, drilling rigs, equipment, supplies, personnel, and crude oil field services could adversely affect our ability to execute on a timely basis exploration and development plans within any budget.

●	Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms in the future, which may in turn limit our ability to develop our exploration, appraisal, development and production activities.

●	A substantial or extended decline in global and/or local oil and/or natural gas prices may adversely affect our business, financial condition and results of operations.

●	Unless we replace our oil reserves, our reserves and production will decline over time. Our business is dependent on our successful development of the South Salinas Project and/or on continued successful identification of other productive fields and prospects, whereas the identified locations in which we drill in the future may not yield oil or natural gas in commercial quantities.

●	Our inability to access appropriate equipment and infrastructure in a timely manner may hinder our access to oil and natural gas markets or delay our future oil and natural gas production.

●	We are subject to numerous risks inherent to the exploration and production of oil and natural gas.

●	We are subject to drilling and other operational environmental hazards.

●	The development schedule of oil and natural gas projects, including the availability and cost of drilling rigs, equipment, supplies, personnel and oilfield services, is subject to delays and cost overruns.

●	Participants in the oil and gas industry are subject to numerous laws that can affect the cost, manner or feasibility of doing business.

●	We and our operations are subject to numerous environmental, health and safety regulations which may result in material liabilities and costs.

●	We expect continued and increasing attention to climate change issues and associated regulations to constrain and impede the oil/gas industry.

●	We may incur substantial losses and become subject to liability claims as a result of future oil and natural gas operations, for which we may not have adequate insurance coverage.

●	We may be subject to risks in connection with acquisitions and the integration of significant acquisitions may be difficult.

●	If we fail to realize the anticipated benefits of a significant acquisition, our results of operations may be adversely affected.

●	The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

●	We are subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service, states in which we conduct business, and other tax authorities. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be materially adversely affected.

●	Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Risks Relating to Our Business

We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the years ended October 31, 2023 and 2022 and for the period from July 19, 2021 (inception) through October 31, 2021.

For the period from July 19, 2021 (inception) through October 31, 2021, we generated no revenues, reported a net loss of $102,064, and cash flow used in operating activities of $258,923. For the year ended October 31, 2022, we generated no revenues, reported a net loss of $3,800,392, and cash flows used in operating activities of $502,144. For the year ended October 31, 2023, we generated no revenues, reported a net loss of $6,544,426, and cash flows used in operating activities of $4,036,834. As of October 31, 2023, we had an accumulated deficit of $10,446,882. Our management has concluded that our accumulated deficit and no source of revenue sufficient to cover our cost of operation as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the year ended October 31, 2023 and 2022 and for the period ended October 31, 2021.

Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if this offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Ability to Continue as a Going Concern.”

We may face delays and/or obstacles in project development due to difficulties in obtaining necessary permits from federal, state, county and/or local agencies, which may materially affect our business.

We are subject to a number of federal, state, county and local laws, regulations and other requirements relating to oil and natural gas operations. The laws and regulations that affect the oil and natural gas industry are under constant review for amendment or expansion. Some of these laws, regulations and requirements result in challenges, delays and/or obstacles in obtaining permits, and some carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business, can affect and even obstruct our operations and, consequently, can affect our profitability.

Various permits for exploratory drilling and production-testing are in-hand for the South Salinas Project, whereas permits for long-term production, conditional use permits, water disposal and other matters have not yet been obtained. There are challenges and uncertainties in obtaining permits, which may result in delays and/or obstacles to developing our oil/gas assets. California and Colorado are two States that are considered to have challenging regulatory environments and Monterey County in California also has this reputation. We may experience delays and/or obstacles to exploiting our assets, and also may be required to make large expenditures to comply with governmental laws and regulations and to obtain permits.

The Company currently has permits from Monterey County for the HV-1, HV-2, HV-3A and HV-4 wells, permitting each of these wells to be tested by producing it for its own 18 month period with the Company selling the produced oil and/or gas, and disposing of produced water from these wells by trucking it offsite to a licensed water-disposal facility and, if necessary, flaring on-site any natural gas that is not used on-site in field operations. The Company is currently seeking a permit from CalGEM and State Water Boards to dispose of produced water at the Project.

The Company expects to seek from regulatory agencies any and all additional permits as may be necessary, which may include but not be limited to conditional use permits, drilling permits, permits for full-field development, permits for long-term production, permits for additional water disposal wells, permits for transport of oil and gas via pipelines, and such similar permits as are customarily required in oil and gas exploration and development projects. Delays and/or obstacles in obtaining necessary permits may materially affect our business, for example:

●	it will not be possible to produce the HV-1, HV-2, HV-3A and HV-4 wells after their individual eighteen-month production-test periods without additional permits;
●	project economics will be less favorable if all necessary permits for on-site water disposal are not approved;
●	it will not be possible to drill new wells other than the HV-1, HV-2 and HV-4 wells without new permits;
●	it will not be possible to utilize five of the existing Project wells (i.e., the BM 2-2, BM 1-2-RD1, HV 2-6, HV 3-6 and/or HV 1-35) without new permits, including conditional use permits from Monterey County, and other customary permits from local and State agencies;
●	it will not be possible to initiate full-field development without new permits; and
●	it will not be possible to establish long-term production without new permits.

Due to our contractor model for drilling operations, we will be vulnerable to any inability to engage one or more drilling rigs and associated drilling personnel.

Our operation plan depends on using the services of drilling contractors such as Ensign that operate their own drilling rigs using their own personnel. Pursuant to the Drilling Agreement, Ensign drilled the HV-1 well at Presidents Oil Field. Lack of rig availability by Ensign or any future drilling contractors we utilize would hinder our operations. For example, if there is a drilling boom and rigs are reserved by other operators into the foreseeable future, or contrarily a general lack of rigs as may occur if the oil industry is in a slump and rigs are taken out of service. The capacities of standard oil field service companies in California have declined and continue to decline in parallel with the continuing decline of California’s oil and gas industry.

We may face potential conflicts of interest in negotiations with related parties, including in negotiations with Trio LLC, an entity which certain of our officers and directors serve as employees, officers or directors, concerning whether we should exercise our option to acquire Trio LLC’s assets.

Stan Eschner, our Executive Chairman and a director, and Steven Rowlee, our Chief Operating Officer, are employed by Trio LLC. Stan Eschner is Trio LLC’s Chairman and Steven Rowlee is its Vice President. Terry Eschner, our President, also works as a consultant to Trio LLC through his company Sarlan Resources, Inc. Trio LLC and its management team are part owners of the Company and will continue as Operator of the South Salinas Project and the McCool Ranch Oil Field on behalf of Trio Corp and of the other working interest partners.

Under the Fourth Amendment (as defined below), we were granted a 120-day option (commencing on January 1, 2023) to acquire three assets currently owned in part by Trio LLC: the Hangman Hollow Field (aka the McCool Ranch Oil Field) asset with the option to acquire Trio LLC’s 44% working interest and their Operatorship; the Kern Front Field asset with an option to acquire Trio LLC’s 22% working interest and their Operatorship; and the Union Avenue Field with an option to acquire Trio LLC’s 20% working interest and their Operatorship. This 120-day option has expired but the Company did successfully acquire part of Trio LLC’s interest in the McCool Ranch Oil Field.

In May 2023, subsequent to the 120-day option window referenced above, the Company announced that it had signed an acquisition agreement with Trio LLC to potentially acquire up to 100% of the working interest in the Union Avenue Field, including Trio LLC’s 20% working interest. However, the Company and Trio LLC did not agree on the terms and transaction was not closed.

In October, 2023, the Company acquired an approximate 22% working interest in the McCool Ranch Oil Field from Trio LLC, which the Company announced in a press release on October 18, 2023. The Company is acquiring this interest in the McCool Ranch Oil Field primarily through work commitment expenditures that will be allocated to restart production at the field.

Since Trio LLC is partly owned and controlled by members of our management, acquisitions of Trio LLC’s assets by the Company constitute related party transactions and, therefore, a special committee of our board of directors, comprised of Mr. Peterson, Mr. Randall and Mr. Hunter (the “Trio Special Committee”) was formed to evaluate and negotiate the terms of such acquisitions. In addition, in accordance with our Related Person Transaction Policy, we will have such transactions reviewed and approved by our Board’s Audit Committee. Trio has engaged KLS Petroleum Consulting LLC (“KLSP”) to conduct comprehensive analyses and provide valuations of such assets, which analyses have been delivered to the Company and evaluated by the Trio Special Committee.

We may also enter into future transactions with Trio LLC. These transactions can give rise to potential conflicts of interest. We believe that the terms and conditions of our transactions have been, and will continue to be at arm’s length and on commercial terms that are normal, considering the characteristics of the goods or services involved. However, there can be no assurance that if such transactions had been concluded between or with third parties, such parties would have negotiated or entered into agreements or carried out such transactions under the same or substantially similar terms and conditions.

We are operating in a highly capital-intensive industry, and any sales of produced oil and gas may be insufficient to fund, sustain, or expand revenue-generating operations.

The oil/gas drilling exploration and production business are capital intensive due to the cost of experienced personnel; equipment and other assets required to drill, produce and store oil; regulatory compliance costs; potential liability exposures and financial impact; and risk of unpredictable volatility in oil market prices and predatory pricing by competitors. Drilling requires an upfront payment of operational costs with no guarantee that actual oil/gas production will cover such expenses. “Dry” holes and/or non-economic results at planned oil/gas wells could deplete available funding raised by the Company and render the Company insolvent. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, market oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological, and competitive developments.

Future cash flow from our operations and access to capital are subject to a number of variables, including: (i) the market prices at which our produced oil and gas are sold; (ii) our oil and/or gas reserves; (iii) our ability to acquire, locate and produce new oil/gas reserves; and (iv) the levels of our operating expenses.

We face substantial uncertainties in estimating the characteristics of our prospects, so you should not place undue reliance on any of our measures.

In this Annual Report, we provide numerical and other measures of the characteristics, including with regard to size and quality, of our prospects. These measures may be incorrect, as the accuracy of these measures are functions of available data, geological, geophysical, petrophysical and engineering interpretation and judgment. To date, approximately seven wells have been drilled at our South Salinas Project, of which we consider two wells to be discovery wells. Any analogies drawn by us from other wells, discoveries or producing fields may not prove to be accurate indicators of the success of developing reserves from our discoveries and prospects. Furthermore, we may have inaccurately evaluated the accuracy of the data from analog wells or prospects produced by other parties, which we may have used.

There are uncertainties in reserve forecasts and in associated estimates of future cash flows in the South Salinas Project due to uncertainties in various matters including, for example, in the following:

●	the areal extent of the oil and/or gas fields and/or prospects;
●	the gross and net thicknesses of the geologic zones that comprise the oil and/or gas reservoirs (note: “oil and gas reservoirs” are geologic zones that contain oil and/or gas);
●	the porosity, permeability and fluid saturations (i.e., oil, gas and/or water saturation) of the oil and/or gas reservoirs;
●	the oil, gas and/or water production rates that will be achieved initially and during extended reservoir performance;
●	the volumes of oil and/or gas that can be economically extracted from the oil and/or gas reservoirs;
●	the extent of natural fractures that will be encountered in the naturally-fractured Monterey Formation oil and gas reservoirs (e.g., the Monterey Yellow Zone and Monterey Blue Zone that are discussed hereunder and in the Reserve Report and Reserve Supplement Report);
●	pore volume compressibility and its impact on reservoir pressure and thus on reservoir performance; and
●	the oil- and gas-prices during the life of the Project.

It is possible that few or none of our wells to be drilled in the future will find accumulations of oil/gas in commercial quality or quantity. Any significant variance between actual results and our assumptions could materially affect the quantities of oil attributable to any particular prospect.

The drilling of wells is speculative, often involving significant costs that may be more than our estimates, and drilling may not result in any discoveries or additions to our future production or future reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.

Exploring for and developing oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of planning, drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services or unanticipated geologic and/or mechanical conditions. Before a well is spud, we may incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of oil/gas, or is drilled at all. Drilling may be unsuccessful for many reasons, including geologic conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory wells bear a much greater risk of loss than development wells. Furthermore, the successful drilling of a well does not necessarily result in the commercially viable development of a field. A variety of factors, including regulatory, geologic and/or market-related, can cause a field to become uneconomic or only marginally economic. All of our prospects will require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. The successful drilling of a single well may not be indicative of the potential for the development of a commercially viable field. Furthermore, if our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and may be forced to modify our development plans.

We have been an exploration stage entity and our future performance is uncertain.

We have been an exploration stage entity and will continue to be so until we generate revenue. Exploration stage entities face substantial business risks and may suffer significant losses. We have generated substantial net losses and negative cash flows from operating activities since our inception and expect to continue to incur substantial net losses as we continue our exploration and appraisal program. We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. We will need to develop additional business relationships, establish additional operating procedures, hire additional staff, and take other measures necessary to conduct our intended business activities. We may not be successful in implementing our business strategies or in completing the development of the facilities necessary to conduct our business as planned. In the event that one or more of our drilling programs is not completed, is delayed or terminated, our operating results will be adversely affected and our operations will differ materially from the activities described in this Annual Report. There are uncertainties surrounding our future business operations that must be navigated if we transition from an exploration stage entity and commence generating revenues, some of which may cause a material adverse effect on our results of operations and financial condition.

We are dependent on certain members of our management and technical team.

Investors in our Common Stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in identifying, discovering, evaluating and developing reserves. Our performance and success are dependent, in part, upon key members of our management and technical team, and their loss or departure could be detrimental to our future success. In making a decision to invest in our Common Stock, you must be willing to rely to a significant extent on our management’s discretion and judgment. A significant amount of the interests in our Company held by members of our management previously vested. While the Company currently has an equity incentive plan in place, there can be no assurance that our management and technical team will remain in place. The loss of any of our management and technical team members could have a material adverse effect on our results of operations and financial condition, as well as on the market price of our Common Stock. See “Item 10. Directors, Executive Officers and Corporate Governance.”

Seismic studies do not guarantee that oil or gas is present or, if present, will produce in economic quantities.

Oil exploration and production companies, like the Company, rely on seismic studies to assist in assessing prospective drilling opportunities on oil and gas properties, as well as on properties that a company may acquire. Such seismic studies are merely an interpretive tool and do not necessarily guarantee that oil or gas is present or, if present, will produce in economic or profitable quantities.

The potential lack of availability of, or cost of, drilling rigs, equipment, supplies, personnel, and crude oil field services could adversely affect our ability to execute on a timely basis exploration and development plans within any budget.

We may encounter an increase in the cost of securing needed drilling rigs, equipment, and supplies. Larger producers may be more likely to secure access to such equipment by offering more lucrative terms. If we are unable to acquire access to such resources or can obtain access only at higher prices, its ability to convert oil reserves into cash flow could be delayed, and the cost of producing from those oil reserves could increase significantly, which would adversely affect results of operations and financial condition. Our current drilling operations are limited, and availability of essential drilling assets may not become a risk factor until such time as we increase drilling operations.

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms in the future, which may in turn limit our ability to develop our exploration, appraisal, development and production activities.

We expect our capital outlays and operating expenditures to be substantial over the next several years as we expand our operations. Obtaining and/or reprocessing and/or reinterpreting seismic data, as well as exploration, appraisal, development and production activities entail considerable costs, and we expect that we will need to raise substantial additional capital, through future private or public equity offerings, strategic alliances or debt financing.

Our future capital requirements will depend on many factors, including:

●	the scope, rate of progress and cost of our exploration, appraisal, development and production activities;

●	oil and natural gas prices;

●	our ability to produce oil or natural gas;

●	the terms and timing of any drilling and other production-related arrangements that we may enter into;

●	the cost and timing of governmental regulatory approvals of permits, and;

●	the effects of competition from other companies and/or third-parties operating in the oil and gas industry

As a result of the first closing of the Private Placement on October 4, 2023, we raised approximately $1.86 million in net proceeds, and the opportunity to raise, in a second closing of the Private Placement, an additional $1.395 in net proceeds, if certain conditions are met, including having the registration statement, of which this Annual Report forms a part, declared effective. Notwithstanding that we are able to raise all of these additional funds we will need additional capital to continue to fully fund our drilling operations. Additional capital may not be available on favorable terms, or at all. The securities issued in connection with the Private Placement will, in all likelihood, if converted and/or exercised into or for shares of Common Stock, result in significant dilution to our existing stockholders. In addition, if we are successful raising additional capital through the sale of our securities, at such time our existing shareholders would, in all likelihood, be further diluted and new investors may demand rights, preferences or privileges senior to those of existing shareholders. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities. If we choose to farm-out our interests, we may lose operating control or influence over such assets.

Assuming we are able to timely commence exploration, appraisal, development and/or production activities, and/or to maintain oil/gas production, and/or to maintain force majeure status, then our rights to our mineral leasehold should extend for certain periods of time and/or for life of production. If we are unable to meet our commitments we may be subject to significant potential forfeiture of all or part of the mineral leasehold. If we are not successful in raising additional capital, we may be unable to continue our future exploration and production activities or successfully exploit our assets, and we may lose the rights to develop said assets.

A substantial or extended decline in global and/or local oil and/or natural gas prices may adversely affect our business, financial condition and results of operations.

The prices that we will receive for our oil and natural gas will significantly affect our revenue, profitability, access to capital and future growth rate. Historically, the oil and natural gas markets have been volatile and will likely continue to be volatile in the future. The prices that we will receive for our future production and the levels of our future production depend on numerous factors. These factors include, but are not limited to, the following:

●	changes in supply and demand for oil and natural gas;

●	the actions of the Organization of the Petroleum Exporting Countries (“OPEC”);

●	speculation as to the future price of oil and natural gas and the speculative trading of oil and natural gas futures contracts;

●	global economic conditions;

●	political and economic conditions, including embargoes in oil-producing countries or affecting other oil-producing activities, particularly in the Middle East, Africa, Russia and South America;

●	the continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;

●	the level of global oil and natural gas exploration and production activity;

●	the level of global oil inventories and oil refining capacities;

●	weather conditions and natural disasters;

●	technological advances affecting energy consumption;

●	governmental regulations and taxation policies;

●	proximity and capacity of transportation facilities;

●	the price and availability of competitors’ supplies of oil and natural gas; and

●	the price and availability of alternative fuels.

Lower oil prices may not only decrease our revenues on a per share basis but also may reduce the amount of oil that we can produce economically. A substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Unless we replace our oil reserves, our reserves and production will decline over time. Our business is dependent on our continued successful identification of productive fields and prospects and the identified locations in which we drill in the future may not yield oil or natural gas in commercial quantities.

Production from oil properties may decline as reserves are depleted, with the rate of decline depending on reservoir characteristics and other factors. Similarly, our current reserves will decline as the reserves are produced. Our future oil reserves and production, and therefore our cash flows and income, are highly dependent on our success in efficiently developing our current reserves and/or economically finding or acquiring additional recoverable reserves. While our team members have had success in identifying and developing commercially exploitable deposits and drilling locations in the past, we may be unable to replicate that success in the future. We may not identify any more commercially exploitable deposits or successfully drill, complete or produce more oil reserves, and the wells which we have drilled and currently plan to drill within our South Salinas Project area may not discover or produce any further oil or gas or may not discover or produce additional commercially viable quantities of oil or gas to enable us to continue to operate profitably. If we are unable to replace our future production, the value of our reserves will decrease, and our business, financial condition and results of operations will be materially adversely affected.

Our inability to access appropriate equipment and infrastructure in a timely manner may hinder our access to oil and natural gas markets or delay our future oil and natural gas production.

Our ability to market our future oil/gas production will depend substantially on the availability and capacity of processing facilities, tanker trucks, pipelines and other infrastructure. Our failure to obtain such facilities on acceptable terms could materially harm our business. We will rely on access to drilling rigs suitable for our projects. The availability of drilling rigs may be problematic or delayed, and we may not be able to gain timely access to suitable rigs. We may be required to shut-in oil/gas wells because of the absence of markets or because facilities are inadequate or nonexistent. If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver the production to market, which could cause a material adverse effect on our financial condition and results of operations.

Additionally, the exploitation and sale of associated and non-associated natural gas and liquids will be subject to timely commercial processing and marketing of these products, which may depend on the contracting, financing, building and operating of infrastructure by third parties.

We are subject to numerous risks inherent to the exploration and production of oil and natural gas.

Oil and natural gas exploration and future production activities involve many risks that a combination of experience, knowledge and interpretation may not be able to overcome. Our future will depend on the success of our exploration and future production activities and on the development of infrastructure that will allow us to take advantage of our discoveries. As a result, our oil and natural gas exploration and future production activities are subject to numerous risks, including the risk that drilling will not result in commercially viable oil and natural gas production. Our decisions to purchase, explore or develop discoveries, prospects or licenses will depend in part on the evaluation of seismic data through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.

Furthermore, the marketability of expected oil and natural gas production from any future discoveries and prospects will also be affected by numerous factors. These factors include, but are not limited to, market fluctuations of prices, proximity, capacity and availability of processing facilities, transportation vehicles and pipelines, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, allowable production, domestic supply requirements, importing and exporting of oil and natural gas, environmental protection and climate change). The effect of these factors, individually or jointly, may result in us not receiving an adequate return on invested capital.

In the event that our currently undeveloped discoveries and prospects are developed and become operational, they may not produce oil and natural gas in commercial quantities or at the costs anticipated, and our projects may cease production, in part or entirely, in certain circumstances. Discoveries may become uneconomical as a result of an increase in operating costs to produce oil and natural gas. Our actual operating costs may differ materially from our current estimates. Moreover, it is possible that other developments, such as increasingly strict environmental, climate change, health and safety laws and regulations and enforcement policies thereunder and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities, delays, an inability to complete the development of our discoveries or the abandonment of such discoveries, which could cause a material adverse effect on our financial condition and results of operations.

We are subject to drilling and other operational environmental hazards.

The oil and natural gas business involves a variety of operating risks, including, but not limited to:

●	fires, blowouts, spills, cratering and explosions;
●	mechanical and equipment problems, including unforeseen engineering complications;
●	uncontrolled flows or leaks of oil, well fluids, natural gas, brine, toxic gas or other pollution;
●	gas flaring operations;
●	formations with abnormal pressures;
●	pollution, other environmental risks, and geological problems; and
●	weather conditions and natural disasters.

The development schedule of oil and natural gas projects, including the availability and cost of drilling rigs, equipment, supplies, personnel and oilfield services, is subject to delays and cost overruns.

Historically, some oil and natural gas development projects have experienced delays and capital cost increases and overruns due to, among other factors, the unavailability or high cost of drilling rigs and other essential equipment, supplies, personnel and oilfield services. To the extent we locate commercially viable reserves through our exploration and development activities, the cost to develop our projects will not have been fixed and will remain dependent upon a number of factors, including the completion of detailed cost estimates and final engineering, contracting and procurement costs. Our construction and operation schedules may not proceed as planned and may experience delays or cost overruns. Any delays may increase the costs of the project, requiring additional capital, and such capital may not be available in a timely and cost-effective fashion.

Participants in the oil and gas industry are subject to numerous laws that can affect the cost, manner or feasibility of doing business.

Exploration and production activities in the oil and gas industry are subject to local laws and regulations. We may be required to make large expenditures to comply with governmental laws and regulations, particularly in respect of the following matters:

●	permits for drilling, long-term production, water disposal, conditional use and other matters;
●	licenses for drilling operations;
●	tax increases, including retroactive claims;
●	unitization of oil accumulations;
●	local content requirements (including the mandatory use of local partners and vendors); and
●	environmental requirements and obligations, including remediation or investigation activities.

Under these and other laws and regulations, we could be liable for personal injuries, property damage and other types of damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change, or their interpretations could change, in ways that could substantially increase our costs. These risks may be higher in developing countries in which we may at some point in the future decide to conduct our operations, where there could be a lack of clarity or lack of consistency in the application of these laws and regulations. Any resulting liabilities, penalties, suspensions or terminations could have a material adverse effect on our financial condition and results of operations.

We and our operations are subject to numerous environmental, health and safety regulations which may result in material liabilities and costs.

We and our operations are subject to various international, foreign, federal, state and local environmental, health and safety laws and regulations governing, among other things, the emission and discharge of pollutants into the ground, air or water, the generation, storage, handling, use and transportation of regulated materials and the health and safety of our employees. We are required to obtain environmental permits from governmental authorities for our operations, including drilling permits for our wells. We have not been or may not be at all times in complete compliance with these permits and the environmental laws and regulations to which we are subject, and there is a risk that these laws and regulations could change in the future or become more stringent. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators, including through the revocation of our permits or the suspension or termination of our operations. If we fail to obtain permits in a timely manner or at all (due to opposition from community or environmental interest groups, governmental delays or any other reasons), or if we face additional requirements imposed as a result of changes in or enactment of laws or regulations, such failure to obtain permits or such changes in or enactment of laws could impede or affect our operations, which could have a material adverse effect on our results of operations and financial condition.

We, as an interest owner or as the designated operator of certain of our current and future discoveries and prospects, could be held liable for some or all environmental, health and safety costs and liabilities arising out of our actions and omissions as well as those of our block partners, third-party contractors or other operators. To the extent we do not address these costs and liabilities or if we do not otherwise satisfy our obligations, our operations could be suspended or terminated. We have contracted with and intend to continue to hire third parties to perform services related to our operations. There is a risk that we may contract with third parties with unsatisfactory environmental, health and safety records or that our contractors may be unwilling or unable to cover any losses associated with their acts and omissions. Accordingly, we could be held liable for all costs and liabilities arising out of the acts or omissions of our contractors, which could have a material adverse effect on our results of operations and financial condition.

We maintain insurance at levels that we believe are consistent with industry practices, but we are not fully insured against all risks. Our insurance may not cover any or all environmental claims that might arise from our future operations or at any of our asset areas. If a significant accident or other event occurs and is not covered by insurance, such accident or event could have a material adverse effect on our results of operations and financial condition.

We expect continued and increasing attention to climate change issues and associated regulations to constrain and impede the oil/gas industry.

We expect continued and increasing attention to climate change issues. Various countries and regions have agreed to regulate emissions of greenhouse gases, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of oil and natural gas combustion). The regulation of greenhouse gases and the physical impacts of climate change in the areas in which we, our customers and the end-users of our products operate could adversely impact our operations and the demand for our products.

Environmental, health and safety laws are complex, change frequently and have tended to become increasingly stringent over time. Our costs of complying with current and future climate change, environmental, health and safety laws, the actions or omissions of our block partners and third party contractors and our liabilities arising from releases of, or exposure to, regulated substances may adversely affect our results of operations and financial condition. See “Item 1. Business - Environmental Matters and Regulation.”

We may incur substantial losses and become subject to liability claims as a result of future oil and natural gas operations, for which we may not have adequate insurance coverage.

We intend to maintain insurance against risks in the operation of the business we plan to develop and in amounts in which we believe to be reasonable. Such insurance, however, may contain exclusions and limitations on coverage. For example, we are not insured against political or terrorism risks. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition and results of operations.

We may be subject to risks in connection with acquisitions and the integration of significant acquisitions may be difficult.

We periodically evaluate acquisitions of prospects, properties, mineral leases, licenses, reserves and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of these assets requires an assessment of several factors, including:

●	oil and/or gas reserves;
●	future oil and natural gas prices and their differentials;
●	development and operating costs; and
●	potential environmental and other liabilities.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject assets that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the assets to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We may not be entitled to contractual indemnification for environmental liabilities and could acquire assets on an “as is” basis. Significant acquisitions and other strategic transactions may involve other risks, including:

●	diversion of our management’s attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions;
●	the challenge and cost of integrating acquired operations, information management and other technology systems and business cultures with those of ours while carrying on our ongoing business;
●	difficulty associated with coordinating geographically separate organizations; and
●	the challenge of attracting and retaining personnel associated with acquired operations.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

If we fail to realize the anticipated benefits of significant acquisitions, our results of operations may be adversely affected.

The success of significant acquisitions will depend, in part, on our ability to realize anticipated growth opportunities from combining the acquired assets or operations with those of ours. Even if a combination is successful, it may not be possible to realize the full benefits we may expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices, or in oil and gas industry conditions, or by risks and uncertainties relating to the exploratory prospects of the combined assets or operations, or an increase in operating or other costs or other difficulties, including the assumption of environmental or other liabilities in connection with the acquisition. If we fail to realize the benefits we anticipate from an acquisition, our results of operations may be adversely affected.

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American and other applicable securities rules and regulations. Complying with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time consuming or costly, and increase demand on our systems and resources, including management. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

By disclosing information in this Annual Report and in other filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

We are subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service, states in which we conduct business, and other tax authorities. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be materially adversely affected.

U.S. federal, state and local tax laws are being re-examined and evaluated. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. If U.S. federal, state or local tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

In addition, any significant changes enacted by the current U.S. presidential administration to the Code or specifically to the Tax Cuts and Jobs Act (the “U.S. Tax Act”) enacted in 2017, or to regulatory guidance associated with the U.S. Tax Act, could materially adversely affect our effective tax rate.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporate Law (“DGCL”) or our amended and restated certificate of incorporation or amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, or (5) any action asserting a claim governed by the internal affairs doctrine. Under our amended and restated certificate of incorporation, this exclusive form provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the exclusive forum provision in our amended and restated certificate of incorporation does not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Act of 1933 (the “Securities Act”), the Exchange Act of 1934 (the “Exchange Act”), or the rules and regulations thereunder. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Our amended and restated certificate of incorporation provides that any person or entity holding, purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to this choice of forum provision. It is possible that a court of law could rule that the choice of forum provision contained in our amended and restated certificate of incorporation is inapplicable or unenforceable if it is challenged in a proceeding or otherwise. Therefore, the exclusive forum provision in our amended and restated certificate of incorporation will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us or our directors, officers or other employees. In addition, shareholders who do bring a claim in the state or federal court in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The state or federal court of the State of Delaware may also reach different judgments or results than would other courts, including courts where a shareholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our shareholders. However, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation have been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Our business and results of operations may be materially adversely effected by inflationary pressures.

As of the date of this Annual Report, inflationary pressures have led to increased construction materials and labor costs, specifically associated with steel, cement, and other materials. We believe we will continue to experience such pressures in future quarters, as well as potential delays in our contractors’ ability to requisition such materials. These pressures have led to an overall increase in budgeted construction costs. No assurance can be given that the costs of our projects will not exceed budgets. Any such cost overruns or delays could have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Not Applicable.

ITEM 2. PROPERTIES.

Other than our interests in the Asphalt Ridge, South Salinas Project and the McCool Ranch Oil Field described in Item 1 above, we do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

Market information

Our Common Stock   trades on the NYSE American LLC Market under the symbol “TPET” since April 17, 2023. Prior to that date, there was no public market for our common stock.

Holders of Record

As of January 22, 2024, we had 41 holders of record of our Common Stock. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

During the year ended October 31, 2023, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

Use of Proceeds

On April 17, 2023, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-267380), as amended, filed in connection with our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the related prospectus dated April 19, 2023, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Trio Petroleum Corp. as of and for the years ended October 31, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. See “Cautionary Statement Regarding Forward-Looking Information” below. Actual results could differ materially because of the factors discussed in “Item 1A. Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Trio Petroleum Corp.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

●	our ability to find, acquire or gain access to other discoveries and prospects and to successfully develop our current discoveries and prospects;
●	uncertainties inherent in making estimates of our oil and natural gas data;
●	the successful implementation of our prospect discovery and development and drilling plans with the South Salinas Project;
●	projected and targeted capital expenditures and other costs, commitments and revenues;

●	our dependence on our key management personnel and our ability to attract and retain qualified technical personnel;
●	the ability to obtain financing and the terms under which such financing may be available;
●	the volatility of oil and natural gas prices;
●	the availability and cost of developing appropriate infrastructure around and transportation to our discoveries and prospects;
●	the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;
●	other competitive pressures;
●	potential liabilities inherent in oil and natural gas operations, including drilling risks and other operational and environmental hazards;
●	current and future government regulation of the oil and gas industry;
●	cost of compliance with laws and regulations;
●	changes in environmental, health and safety or climate change laws, greenhouse gas regulation or the implementation of those laws and regulations;
●	environmental liabilities;
●	geological, technical, drilling and processing problems;
●	military operations, terrorist acts, wars or embargoes;
●	the cost and availability of adequate insurance coverage;
●	our vulnerability to severe weather events; and
●	other risk factors discussed in the “Risk Factors” section of this Annual Report.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Annual Report, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Overview

The Company was incorporated in the state of Delaware on July 19, 2021. The Company is engaged in the exploration and development of the South Salinas Project, a non-producing oil and gas property it acquired from Trio LLC. The Company is headquartered in Bakersfield, California, with its principal offices located at 4115 Blackhawk Plaza Circle, Suite 100, Danville, CA, 94506.

On September 14, 2021, the Company entered into a Purchase and Sale Agreement with Trio LLC to acquire an 82.75% working interest in the South Salinas Project (which was subsequently increased to a 85.75% working interest in April 2023); the working interest includes the purchased percentage of the South Salinas Project’s leases, wells and inventory in exchange for $300,000 cash, a non-interest-bearing note payable of $3,700,000 due to Trio LLC on December 17, 2021 and 4,900,000 shares of the Company’s $0.0001 par value common stock. At the time of the acquisition, this share issuance constituted 45% of the total amount of issued shares of the Company. In April 2023, the Company purchased an additional approximate 3% working interest in the SSP and, as of October 31, 2023, there were no proved reserves attributable to the approximate 9,300 acres of the property.

In April 2023, the Company consummated its initial public offering (“IPO”) and sold 2,000,000 shares of common stock at a public offering price of $3.00 per share for gross proceeds of $6,000,000. After deducting the underwriting commissions, discounts and offering expenses payable by the Company, it received net proceeds of approximately $4,940,000. The Company’s common stock is listed on the NYSE American under the symbol TPET. The Company also issued warrants to purchase 100,000 shares of common stock to the underwriters at an exercise price of $3.30 per share (110% of public offering price).

One of our objectives was to drill the HV-1 confirmation well at the President Oil Field immediately after the consummation of our IPO. This objective has been accomplished. The HV-1 well spud on about May 5, 2023, and was completed at its total depth (“TD”) of about 6,641feet (measured depth) on about May 15, 2023.

The HV-1 well is located at Presidents Oil Field about two miles northwest of the HV-3A discovery well and for this reason it is considered a “confirmation well” intended to help confirm the size of lateral extent of the field. The HV-1 surface hole location (“SHL”) is located in about the center of T24S-R10E-Section 14. The well was directionally drilled approximately 2,600 feet toward the southeast and its bottom hole location (“BHL”) is located in T24S-R10E-Section 13.

There were primarily three reservoir objectives in the HV-1 well, being the Yellow Zone (aka Yellow Chert), the underlying Brown Zone (aka Brown Chert) and the underlying Mid-Monterey Clay, all of which are stratigraphic subunits of the Miocene-age Monterey Formation. The Yellow and Brown zones are both attributed oil and gas reserves at Presidents in the Company’s reserve report as filed with the SEC. The Mid-Monterey Clay is nowhere assigned reserves in the Company’s reserve report, although it did have significant oil/gas shows in the HV-3A discovery well and periodically may have contributed to the flow of oil and gas to surface at said well.

The Yellow Zone, Brown Zone and Mid-Monterey Clay were encountered in the HV-1 well largely as predicted including with respect to depth, thickness, lithology, wireline-log characteristics and oil and gas shows including free oil in cuttings and in the mud pit. The Company believes that the HV-1 well has confirmed that there is a major oil and gas accumulation in the Presidents Oil Field, as the Company announced in a press release on May 16, 2023.

Confirmation of a major oil and gas accumulation by itself does not confirm whether economic oil/gas production can be established. The HV-1 well has undergone production testing to evaluate commerciality. Production testing at the HV-1 well was initially carried-out from the bottom up (i.e., by testing the deeper Mid-Monterey Clay zone first and working upward to the shallower Brown and Yellow zones), and the Brown and Mid-Monterey Clay zones were subsequently retested. The Mid-Monterey Clay, Brown Zone and Yellow Zone all underwent production testing. Oil and gas were recovered but commercial oil/gas production has not been established. Operations continue at the HV-1 well but it may soon be idle.

In addition to the aforementioned HV-1 and HV-3A wells, the Company has drilling permits from Monterey County for two undrilled wells (i.e., the HV-2 and HV-4 wells) and, given adequate funding, the Company expects to drill these two wells in 2024. In such case, the South Salinas Project may have three producing wells (e.g., HV-2, HV-3A & HV-4) in 2024, which may largely confirm favorable project economics and underpin an aggressive permitting and subsequently an aggressive drilling and development program.

On October 16, 2023, the Company entered into an Agreement for Purchase and Sale of an Undivided Interest (the “McCool Ranch Purchase Agreement”) in the McCool Ranch Oil Field (the “McCool Ranch Oil Field”) with Trio LLC. Pursuant to the McCool Ranch Purchase Agreement, effective October 1, 2023, we acquired an approximate 22% working interest undivided interest in and to certain oil and gas assets at the McCool Ranch Oil Field, which is located in Monterey, County, California, just seven miles from our flagship South Salinas Project. The acquired property is a relatively new oil field developed with six oil wells, one water-disposal well, steam generator, boiler, three 5,000 barrel tanks, 250 barrel test tank, water softener, two freshwater tanks, two soft water tanks, in-field steam pipelines, oil pipelines and other facilities. The property is fully and properly permitted for oil and gas production, cyclic-steam injection and water disposal and is currently idle (i.e., not producing), although operations to restart production have begun. We are acquiring the working interests at the McCool Ranch Oil Field through primarily work commitment expenditures that will be allocated to restart production at the field and establish cash flow for us, with upside potential given the numerous undrilled infill and development well locations. See Note 5 to our financial statements for further information on our acquisition of working interests in the McCool Ranch Oil Field.

Going Concern Considerations

The Company has not generated any revenues and has incurred significant losses since inception. As of October 31, 2023, the Company has an accumulated deficit of $10,446,882 and a working capital deficit of $156,045, and for the year ended October 31, 2023, a net loss of $6,544,426 and cash used in operating activities of $4,036,834. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors and the consummation of its IPO in April 2023. Additionally, on October 4, 2023, the Company entered into a securities purchase agreement (“October 2023 SPA”) with an institutional investor for convertible note financing in an aggregate principal amount of up to $3.5 million under two tranches; on that same date, the investor funded the first tranche for approximately $1.9 million (net of original issue discount of 7%). However, there is substantial doubt regarding our ability to continue as a going concern as a result of our accumulated deficit and no source of revenue sufficient to cover our costs of operations as well as our dependence on private equity and financing.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital to pay for our development, exploration, drilling and operating costs. While the Company raised capital in April 2023 with its IPO and in October 2023 with its convertible note financing, we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms. We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. We may never achieve profitable operations or generate significant revenues.

The Company will require additional capital funding in order to drill our planned HV-2 and HV-4 wells and to provide for additional development costs and other payment obligations and operating costs until our planned revenue streams are fully implemented and begin to offset our operating costs, if ever.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The financial statements included in this report also include a going concern footnote. See Note 3 to our financial statements.

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

Results of Operations

For the Year Ended October 31, 2023 compared to the Year Ended October 31, 2022

Our financial results for the years ended October 31, 2023 and 2022 are summarized as follows:

	For the Years Ended October 31,
	2023	2022	Change	% Change
Operating expenses:
Exploration expenses	$251,743	$28,669	$223,074	778.1%
General and administrative expenses	3,311,886	768,379	2,543,507	331.0%
Stock-based compensation expense	1,044,261	6,202	1,038,059	16,737.5%
Accretion expenses	2,778	2,778	-	0.0%
Total operating expenses	4,610,668	806,028	3,804,640	472.0%
Loss from Operations	(4,610,668)	(806,028)	(3,804,640)	472.0%

Other expenses:
Interest expenses	791,811	1,661,981	(870,170)	(52.4)%
Penalty fees	-	1,322,933	(1,322,933)	(100.0)%
Loss on settlement	13,051	-	13,051	100.0%
Loss on note conversion	1,125,000	-	1,125,000	100.0%
Licenses and fees	3,896	9,450	(5,554)	(58.8)%
Total other expenses	1,933,758	2,994,364	(1,060,606)	(35.4)%
Loss before income taxes	(6,544,426)	(3,800,392)	(2,744,034)	72.2%
Income tax benefit	-	-	-	-
Net loss	$(6,544,426)	$(3,800,392)	$(2,744,034)	72.2%

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

Given adequate funding, the Company expects to drill two additional wells (the HV-2 and HV-4 wells) in 2024.

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

General and administrative expenses increased for the year ended October 31, 2023, by approximately $2.5 million as compared to the prior period due to director fees of approximately $160,000, consulting fees of approximately $430,000, insurance expenses of approximately $120,000, increased advertising and marketing fees of approximately $400,000, increased legal fees of approximately $800,000 and increased salaries expenses of approximately $600,000.

Stock-based compensation expense

The Company records stock-based compensation expense for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense increased by approximately $1.0 million for the year ended October 31, 2023, as compared to the prior year due to the amortization of approximately $965,000 in expense for restricted shares, and approximately $40,000 in expense for options granted in the period.

Accretion expenses

The Company has an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the year ended October 31, 2023, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the year ended October 31, 2023, other expenses, net decreased by approximately $1.1 million when compared to the prior year period. The decrease is attributable to decreases in interest expense of approximately $0.9 million, a nominal decrease in license fees and a one-time penalty fee in the prior year of approximately $1.3 million that did not recur in the current year. These decreases were offset by losses on settlements and note conversions of approximately $15,000 and $1.1 million, respectively.

Liquidity and Capital Resources

Working Capital/(Deficiency)

Our working capital deficit as of October 31, 2023, in comparison to our working capital deficit as of October 31, 2022, can be summarized as follows:

	October 31, 2023	October 31, 2022
Current assets	$1,695,341	$1,752,529
Current liabilities	1,851,386	6,710,652
Working capital (deficiency)	$156,045	$(4,958,123)

Current assets decreased slightly because of i) an increase to the cash account of approximately $1.5 million, offset by ii) a decrease in deferred offering costs of approximately $1.6 million, both of which are due to the closing of the IPO, which resulted in net cash proceeds of $4,940,000 and the complete reduction of deferred offering costs asset account. The decrease in current liabilities is due to i) the conversion of the $4.5 million January 2022 SPA to equity, ii) the repayment of approximately $1.4 million in notes payable, both of which occurred upon consummation of the IPO and iii) the funding of a convertible note, net of discounts, in the amount of approximately $1.2 million.

Cash Flows

Our cash flows for the year ended October 31, 2023, in comparison to our cash flows for the year ended October 31, 2022, can be summarized as follows:

	Years ended October 31,
	2023	2022
Net cash used in operating activities	$(4,036,834)	$(502,144)
Net cash used in investing activities	(2,189,859)	-
Net cash provided by financing activities	7,714,969	496,915
Net change in cash	$1,488,276	$(5,229)

Cash Flows from Operating Activities

For the years ended October 31, 2023 and 2022, cash used in operating activities was $4,036,834 and $502,144, respectively. The cash used in operations for the year ended October 31, 2023, was primarily attributable to our net loss of $6,544,426, adjusted for non-cash expenses in the aggregate amount of $2,520,829, as well as $13,237 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the year ended October 31, 2022, was primarily attributable to our net loss of $3,800,392, adjusted for non-cash expenses in the aggregate amount of $2,729,551, as well as $568,697 of net cash provided to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

For the year ended October 31, 2023 and 2022, cash used in investing activities was $2,189,859 and $0, respectively. The cash used during the current period is attributable to approximately $3.7 million related to drilling exploratory wells and approximately $0.4 million related to acquisition and reserve analysis costs, both of which were capitalized and are reflected in the balance of the oil and gas property as of October 31, 2023. These amounts were offset by approximately $1.9 million in amounts used from the Advance to Operators account, which is designated for costs for the HV-1 well.

Cash Flows from Financing Activities

For the years ended October 31, 2023 and 2022, cash provided by financing activities was $7,714,969 and $496,915, respectively. Cash provided by financing activities during the year ended October 31, 2023 was primarily attributable to $6.7 million in gross proceeds from the issuance of common stock, $1.8 million in net proceeds from the exercise of warrants and $1.6 million in net proceeds from the convertible note financing, offset by the payment of offering costs of approximately $1.0 million and the payment of notes payables of approximately $1.5 million. Cash provided by financing activities during the year ended October 31, 2022 was primarily attributable to approximately $4.8 million in gross proceeds from the issuance of notes payables to investors, offset by the repayment of notes payables of approximately $2.9 million and $1.5 million for the aggregate payment of debt issuance costs and deferred offering costs.

The Company’s cash change was an increase of approximately $1.5 million as of October 31, 2023, from the prior year end. Management believes that the cash on hand and working capital are sufficient to meet its current anticipated cash requirements for anticipated capital expenditures and operating expenses for the next twelve months.

Contractual Obligations and Commitments

Unproved Property Leases

As of October 31, 2023, the Company holds various leases related to the unproved properties of the South Salinas Project (see Note 5 to our financial statements); two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022, to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which the Company would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022; as of October 31, 2023, the “force majeure” status has been extinguished by the drilling of the HV-1 well, and the validity of the lease is maintained by the drilling of the well, which is in production testing.

The second lease covers 160 acres of the South Salinas Project; it is currently held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period from October 2022 through October 2023.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from February 2023 through February 2024. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2023 through March 2024.

As of October 31, 2023, the Company assessed the unproved properties of the South Salinas Project and those adjacent to it for impairment, analyzing future drilling plans, leasehold expiration and the existence of any known dry holes in the area. Management concluded there is no impairment allowance required as of the balance sheet date.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO and as of October 31, 2023, the Company has recognized $156,154 in directors’ fees.

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

Trio LLC – Monthly Consulting Fee

Pursuant to the Fourth Amendment to the PSA, the Company agreed, commencing on May 1, 2022, to accrue a monthly consulting fee of $35,000, due and payable by the Company to Trio LLC. This fee is intended to cover the work being done for the Company by Trio LLC’s employees prior to the closing date of the Company’s IPO. As of October 31, 2023, the Company has accrued and paid $406,000 in fees for these services.

On May 1, 2023, the Company entered into six employment agreements with Trio LLC employees; the agreements provide for compensation and restricted shares pursuant to the Plan (see Note 9 to our financial statements) with a start date of May 1, 2023, provided that each individual continues to serve as an employee of Trio LLC on a part-time basis.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this Item is included in this Report as set forth in the “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K, after the signature pages of this Annual Report, and is incorporated by reference herein. -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of October 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of October 31, 2023, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age as of October 31, 2023, and position of the individuals who currently serve as directors and executive officers of the Company. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Executive Officers
Michael L. Peterson	61	Chief Executive Officer and Director
Terry Eschner	67	President
Steven Rowlee	71	Chief Operating Officer
Stan Eschner	91	Executive Chairman and Director
Greg Overholtzer	66	Chief Financial Officer
Non-Employee Directors
Frank C. Ingriselli	69	Vice Chairman and Director
William J. Hunter	55	Director
John Randall	81	Director
Thomas J. Pernice	61	Director

Executive Officers

Michael L. Peterson (Chief Executive Officer and Director) has served as our Chief Executive Officer since October 2023 and formerly as a Director since July 2022. Mr. Peterson has served as CEO of Lafayette Energy Corporation since March 2022, Director of Danam Health, Inc., a private company, since January 2024, Director of Integrated Wellness Acquisition Corp. (NASDAQ:WEL) and Director of Indonesia Energy Corporation (NYSE:INDO), since January 2021. Since August 2016, Mr. Peterson has also served as an independent director on the board of TrxAde Group, Inc. (NASDAQ: MEDS), a web-based pharmaceutical market platform headquartered in Florida. In terms of directorships on special purpose acquisition corporations, Mr. Peterson currently serves as Director of OceanTech Acquisitions I Corp (NASDAQ: OTEC) since March 2023, Semper Paratus Acquisition Corp. (NASDAQ: LGST) since May 2023, and Powerup Acquisition Corp (NASDAQ: PWUP) since August 2023, each a SPAC in the final stages of De-Spac. Since December 2020, he has served as the Chief Executive Officer of Nevo Motors, Inc., a company that is commercializing low carbon emission trucks. From 2011 to 2018, Mr. Peterson served in several executive officer positions at PEDEVCO Corp. (NYSE American: PED), a public company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the United States. These positions included as Chief Executive Officer, President, Chief Financial Officer and Executive Vice President. From 2006 and 2012, he served in several executive positions at Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company. These positions included as Interim President, Director and Executive Vice President. From December 2008 to July 2012, Mr. Peterson also served as Chairman and Chief Executive Officer of Nevo Energy, Inc. (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form, which is currently operating as Nevo Motors, Inc.) From 2005 to 2006, Mr. Peterson served as a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high-net-worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President with the responsibility for a team of professionals that advised and managed over $7 billion in assets. Since Mr. Peterson’s retirement from Pedevco in 2018, he has served as the President of the Taipei Taiwan Mission of The Church of Jesus Christ of Latter-day Saints, in Taipei, Taiwan. Mr. Peterson received his Master degree of Business Administration at the Marriott School of Management and a Bachelor’s degree in Statistics and Computer Science from Brigham Young University.

Terry Eschner (President) has served as our President since May 1, 2023. Prior to that, Mr. Terry Eschner has served as Senior Associate Geological Advisor to Trio LLC from 2015 to 2022, as President of Sarlan Resources Inc. from 1995 to 2022, and as Manager of Core Description LLC from 2010 to 2022. Mr. Terry Eschner has a BS in Geology from San Diego State University and a MA in Geology from the University of Texas at Austin.

Steven Rowlee (Chief Operating Officer) has served as our Chief Operating Officer since May 1, 2023. Mr. Rowlee has served as Vice President and director of Trio LLC, the operator of the South Salinas Project, since 1984. Prior to that, Mr. Steven Rowlee served as West Coast Division Land Manager for Hanna Petroleum Company from 1982 until 1984. Mr. Steven Rowlee has a B.A. in Psychology from Azusa Pacific University and M.A. in Education from California State University Bakersfield.

Stan Eschner (Executive Chairman and Director) has served as our Executive Chairman since inception. Since 1983, Mr. Eschner has served as the Chairman Trio LLC, the operator of the South Salinas Project. From 1961 until 1983, Mr. Eschner held various positions at Occidental Petroleum (NYSE: OXY), including geologist, Vice President of Domestic Operations and Vice President - Chief Geologist- Worldwide. Before that, Mr. Eschner was a geologist (lieutenant) with the Army Corp of Engineers from 1955 until 1957, and a production geologist with Shell Oil Co.1958 until 1961. Mr. Eschner has a Master of Arts degree in Geology from University of California, Los Angeles.

Greg Overholtzer (Chief Financial Officer) has served as our Chief Financial Officer since February 2022. Since 2019, Mr. Overholtzer has worked as a part-time Chief Financial Officer of Indonesia Energy Corp. (NYSE AMERICAN: INDO). In addition, since November 2019, Mr. Overholtzer has served as a Consulting Director of Ravix Consulting Group. From December 2018 until November 2019, Mr. Overholtzer served as a Field Consultant at Resources Global Professionals. From January 2012 until December 2018, Mr. Overholtzer served as the Chief Financial Officer, Chief Accounting Officer and Controller of Pacific Energy Development (NYSE AMERICAN: PED). Mr. Overholtzer holds a BA in Zoology and an MBA in Finance from the University of California, Berkeley.

Non-Employee Directors

Frank C. Ingriselli (Vice Chairman and Director) served as our Chief Executive Officer from February 2022 to October 2023, and has served as a Director since February 2022. Also since February 2022, Mr. Ingriselli has served as a Director of Elephant Oil Corp., an oil and gas company with assets in Africa, and as a Director of Lafayette Energy Corp., a privately held oil and gas company with assets in the State of Louisiana. Since February 2019, Mr. Ingriselli has served as the President of Indonesia Energy Corp. (NYSE AMERICAN: INDO). With over 44 years of experience in the energy industry, Mr. Ingriselli is a seasoned leader and entrepreneur with wide-ranging exploration and production experience in diverse geographies, business climates and political environments. From 2005 to 2018, Mr. Ingriselli was the founder, President, CEO and Chairman of PEDEVCO Corp. and Pacific Asia Petroleum, Inc., both energy companies which are or were listed on the NYSE American. Prior to founding these two companies, from 1979 to 2001, Mr. Ingriselli worked at Texaco in diverse senior executive positions involving exploration and production, power and gas operations, merger and acquisition activities, pipeline operations and corporate development. The positions Mr. Ingriselli held at Texaco included President of Texaco Technology Ventures, President and CEO of the Timan Pechora Company (owned by affiliates of Texaco, Exxon, Amoco, Norsk Hydro and Lukoil), and President of Texaco International Operations, where he directed Texaco’s global initiatives in exploration and development. While at Texaco, Mr. Ingriselli, among other activities, led Texaco’s initiatives in exploration and development in China, Russia, Australia, India, Venezuela and many other countries. Mr. Ingriselli is also on the Board of Trustees of the Eurasia Foundation, and is the founder and Chairman of Brightening Lives Foundation, Inc., a charitable public foundation. Mr. Ingriselli served as an independent member of the Board of Directors of NXT Energy Solutions Inc. (TSX:SFD; OTC QB:NSFDF) from 2019 until January 2023. From 2016 through 2018, Mr. Ingriselli founded and was the President and CEO of Blackhawk Energy Ventures Inc. which endeavored to acquire oil and gas assets in the United States for development purposes. Mr. Ingriselli graduated from Boston University in 1975 with a B.S. in business administration. He also earned an M.B.A. from New York University in both finance and international finance in 1977 and a J.D. from Fordham University School of Law in 1979.

William J. Hunter (Director) has served as a Director since July 2022. From 2015 until 2022, Mr. Hunter served as Managing Partner of Hunter Resources LLC, a strategic and financial consulting firm. From 2017 until 2021, Mr. Hunter served as the President, Chief Financial Officer and Director of Advent Technologies post-merger with AMCI Acquisition Corp. From 2013 until 2015, Mr. Hunter served as Managing Director of the Industrial Group of Nomura Securities. Mr. Hunter is currently a director at Tonogold Resources (OTCBB: TNGL) since 2022 and a former director at American Battery Technology Corporation (NADAQ: ABAT) from 2016 to 2022. William Hunter received his B.Sc. from DePaul University in Chicago and an MBA with distinction from the Kellstadt School of Business at DePaul University.

John Randall (Director) has served as a Director since November 2021. From November 2022 to March 2023, Mr. Randall served as a professional geologist for Shopoff Reality Investment L.P. in connection with obtaining oil permits from the California Geologic Management Division for re-abandoned oil wells in Huntington Beach, California. From April 2017 until November 2021, Mr. Randall served as a professional geologist where he consulted to various companies and lenders. From April 2016 until April 2017, Mr. Randall was Vice President of the California Business Unit of Azimuth Energy. Before this, from 2003 until April 2016, Mr. Randall served as Senior Geologist at Freeport-McMoran Oil and Gas. From 1984 until 2001 Mr. Randall was a Geologist and senior manager at various divisions of Chevron in California and also during that time spent 4 years as an expatriate as the geological operations manager at Chevron’s Tengiz operations in Kazakhstan. From 1977 until 1984 Mr. Randall was a Geology Manager for Gulf Oil Corp and from 1970 until 1977 he was a development geologist for Union Oil Company. Mr. Randall holds an MS in Geology and a BS in Geology from Southern Illinois University. Mr. Randall also holds a registered professional geologic license in the states of California, Texas, Louisiana and Mississippi.

Thomas J. Pernice (Director) has served as a Director since November 2021. Mr. Pernice has served as the President of Modena Holding Corporation, a company providing corporate and executive advisory services, since 2000. In addition, he has served as a partner with The Abraham Group, an international strategic consulting firm and with Green Partners USA, LLC, a private equity real estate fund dedicated to green building since 2007. In 2004, he was appointed Senior Policy Advisor and Executive Director of the Secretary of Energy Advisory Board at the U.S. Department of Energy where he served until 2006. He was a partner and Managing Director of Cappello Group, a boutique investment and merchant bank in Los Angeles from 2000 to 2004. Mr. Pernice also served in the Family Offices of billionaire industrialist David H. Murdock where he was a member of the Chairman’s Global Leadership Team and Executive Officer of Dole Food Company, Inc. (NYSE: DOL) from 1992 to 2000. Mr. Pernice was as a Presidential Appointee and member of the senior White House staff serving from 1984 to 1992 where he traveled as a diplomatic representative of the United States to more than 92 countries. Further, Mr. Pernice has served as Executive Vice Chairman, a member of the board of director and an officer to Vaxanix Bio, Ltd since December 2023, as a member of the board of directors and officer to Vaxanix Bio Acquisition Corp I since January 2023, as a member of the board of directors and officer to Vaxanix Bio Acquisition Corps II, III, IV, V, VI, VII and VIII since December 2023, as a member of the board of director of DrillWaste Corp. since October 2023, as a member of the board of directors of D3 Energy Corporation since 2022, and Panvaxal, LLC, a private biotechnology company since 2019. Mr. Pernice is also member of the board of advisors to JMS Energy Impact Fund since October 2023 and a member of the board of advisors to IOCharge Corp since September 2023. Mr. Pernice holds a BA in Broadcast Journalism from the University of Southern California.

Family Relationships

Stan Eschner is Terry Eschner’s father. There are no other family relationships among our directors or executive officers.

Director or Officer Involvement in Certain Prior Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years, other than Mr. Pernice who served as a co-founder of Gibraltar Associates, LLC, a private company, from 2007 until 2013, which entity went into receivership in approximately September 2014.

Board Composition and Election of Directors

Our board of directors currently consists of six members. Under our amended and restated bylaws, the number of directors will be determined from time to time by our board of directors. There have been no material changes to the procedures by which our stockholders may recommend nominees to the registrant’s board of directors in the fiscal year ended on October 31, 2023.

Director Independence

Our board has determined that Frank Ingriselli, Stan Eschner and Michael Peterson currently have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, such that they cannot be deemed “independent” as that term is defined under the rules of the NYSE American, or the NYSE American rules. As permitted by the NYSE American, we intend to phase-in compliance with the NYSE American’s director independence requirements within the schedule outlined in the NYSE American rules. Our board has determined that William Hunter, John Randall and Thomas J. Pernice are all “independent” as that term is defined under the NYSE American rules. That schedule requires a majority of the members of our Board to be independent within one year of listing. It also requires one member of each Board committee to be independent at the time of listing, a majority of Board committee members to be independent within 90 days of listing, and all Board committee members to be independent within one year from listing.

Classified Board of Directors

In accordance with our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

●	the Class I directors are John Randall and Thomas J. Pernice, and their terms will expire at our first annual meeting of stockholders following our IPO;

●	the Class II directors are Michael L. Peterson and William J. Hunter, and their terms will expire at our second annual meeting of stockholders following our initial public offering, and

●	the Class III directors are Frank C. Ingriselli and Stan Eschner, and their terms will expire at the third annual meeting of stockholders following our initial public offering.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors.

Board Leadership Structure

Our corporate governance guidelines provide that, if the chairman of the board is a member of management or does not otherwise qualify as independent, the independent directors of the board may elect a lead director. The lead director’s responsibilities include, but are not limited to: presiding over all meetings of the board of directors at which the chairman is not present, including any executive sessions of the independent directors; approving board meeting schedules and agendas; and acting as the liaison between the independent directors and the chief executive officer and chairman of the board. Our corporate governance guidelines further provide the flexibility for our board of directors to modify our leadership structure in the future as it deems appropriate.

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors will not have a standing risk management committee, but will rather administer this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors will be regularly informed through committee reports about such risks.

Board Committees

We have the following board of directors committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee’s charter is available under the Corporate Governance section of our website at www.trio-petroleum.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Audit Committee. The Audit Committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

●	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

●	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	coordinating our board of directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

●	discussing our risk management policies;

●	meeting independently with our internal auditing staff, if any, registered public accounting firm and management;

●	reviewing and approving or ratifying any related person transactions; and

●	preparing the audit committee report required by SEC rules.

The members of our audit committee are William Hunter (chairperson), Thomas J. Pernice and John Randall. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE American. Our board has determined that William Hunter is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of the NYSE American. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. However, a minority of the members of the audit committee may be exempt from the heightened audit committee independence standards for one year from the date of effectiveness of the Registration Statement. Our board of directors has determined that all members of the audit committee are independent under the heightened audit committee independence standards of the SEC and the NYSE American.

As allowed under the applicable rules and regulations of the SEC and the NYSE American, we intend to phase in compliance with the heightened audit committee independence requirements prior to the end of the one-year transition period. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE American.

Compensation Committee. The Compensation Committee’s responsibilities include:

●	reviewing and approving, or recommending for approval by the board of directors, the compensation of our Chief Executive Officer and our other executive officers;

●	overseeing and administering our cash and equity incentive plans;

●	reviewing and making recommendations to our board of directors with respect to director compensation;

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; and

●	preparing the annual compensation committee report required by SEC rules, to the extent required.

The members of our compensation committee are Thomas J. Pernice (chair) and William Hunter. Each of the members of our compensation committee is independent under the applicable rules and regulations of the NYSE American and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE American.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include:

●	identifying individuals qualified to become board members;

●	recommending to our board of directors the persons to be nominated for election as directors and to each board committee;

●	developing and recommending to our board of directors corporate governance guidelines, and reviewing and recommending to our board of directors proposed changes to our corporate governance guidelines from time to time; and

●	overseeing a periodic evaluation of our board of directors.

The members of our nominating and corporate governance committee are Thomas J. Pernice (chairperson) and John Randall. Each of the members of our Nominating and Corporate Governance Committee is an independent director under the applicable rules and regulations of the NYSE American relating to nominating and corporate governance committee independence. The Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE American.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is a current or former officer or employee. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our compensation committee during the last completed fiscal year.

Code of Ethics and Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at www.trio-petroleum.com. In addition, we have posted on our website all disclosures that are required by law or the rules of the NYSE American concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Insider Trading Compliance Policy

We maintain a policy on insider trading that applies to all of our securities, including our Common Stock, held by any director, officer, employee, contractor, consultant, and any immediate family members of the foregoing that is, or may be, in possession of material non-public information. The policy requires that all trades be pre-cleared, subject to limited exceptions.

ITEM 11. EXECUTIVE COMPENSATION

Overview

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation and other disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures.

We design our executive officer compensation program to attract, motivate, and retain the key executives who drive our success and industry leadership. Our compensation program consists of several forms of compensation: base salary, cash incentive bonuses, equity compensation and other benefits and perquisites. Pay that reflects performance and alignment of that pay with the interests of long-term shareholders are key principles that underlie our compensation program. The Board believes that our current executive compensation program directly links executive compensation to our performance and aligns the interest of our executive officers with those of our shareholders.

Financial Restatement

It is a policy of our Board that the Compensation Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, the Company will seek to recover any amount determined to have been inappropriately received by the individual executive.

Clawback Policy

We recently adopted a Compensation Recovery Policy in accordance with applicable NYSE and NYSE American rules, a copy of which is filed as an exhibit to this Annual Report on Form 10-K. It is generally our policy that the Company will recoup any incentive compensation erroneously awarded to any current or former executive officers due to material noncompliance with any financial reporting requirement under applicable securities laws during the three completed fiscal years immediately preceding the date the Company determines that an accounting restatement is required.

Summary Compensation

The following sets forth the compensation paid by us to our named executive officers for the fiscal years ended October 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael Peterson,	2023	8,974	-	-	-	31,538	40,512
Chief Executive Officer (1)	2022	-	-	-	-	-	-

Frank Ingriselli,	2023	320,000	-	214,000	-	-	534,000
Chief Executive Officer and Vice Chairman (2)	2022	160,000	-	61,750	-	-	191,725

Ron Bauer,	2023	-	-	-	-	-	-
Chief Executive Officer (3)	2022	-	-	-	-	-	-

Greg Overholtzer,	2023	85,000	-		-	-	85,000
Chief Financial Officer (4)	2022	25,000	-	6,175	-	-	31,173

(1)	Effective as of October 23, 2023, we entered into an employment agreement with Mr. Peterson for a term ending on December 31, 2025. Per his employment agreement, Mr. Peterson was granted 1,000,000 restricted stock units (“RSU”) which are subject to Continuous Service (as such term is defined in the 2022 Equity Incentive Plan) and have a vesting period of 25% every six months. As of October 31, 2023, none of the shares of restricted stock awarded to Mr. Peterson have vested. Under such agreement, we also agreed to pay Mr. Peterson a salary of $350,000 per year and an annual bonus, targeted at 100% of base salary, as determined by the Board, based on his performance and the achievements of the Company. Other compensation reflects fees paid to Mr. Peterson for serving on the Board and Board committees while serving as a non-employee director of the Company for most of the Company’s fiscal year ended October 31, 2023.

(2)	Effective as of February 1, 2022, we entered into an employment agreement with Mr. Ingriselli for a term ending on December 31, 2024, which employment agreement was terminated as of October 23, 2023, as a result of Mr. Ingriselli’s resignation as the Chief Executive Officer of the Company. Per his employment agreement, Mr. Ingriselli was granted 1,000,000 restricted stock units (“RSU”) which, subject to Continuous Service, had a vesting period of two years, and as of October 31, 2023, all except 250,000 of such RSUs have vested. The remaining 250,000 RSUs will vest on February 1, 2024, as long as Mr. Ingriselli continues to serve as a director of the Company on that date. The Company entered into a consulting agreement with Mr. Ingriselli, as of October 23, 2023, which had a term until December 31, 2023. On December 31, 2023, the consulting agreement terminated in accordance with its terms.

(3)	Effective as of July 19, 2021 (Inception) through January 31, 2022, Ron Bauer served as our Chief Executive Officer of the Company. We did not enter into an employment agreement with Mr. Bauer, nor did he receive a salary or any other compensation during that time at this position.

(4)	Effective as of February 1, 2022, we entered into an employment agreement with Mr. Overholtzer for a term ending on December 31, 2024, which shall auto-renew for additional one-year terms. Under such agreement, we have agreed to pay Mr. Overholtzer a salary of $60,000, provided his salary increased to $120,000 on the first date the Company’s shares were publicly traded. He is eligible for an annual bonus, beginning in 2022, targeted at 50% of base salary, as determined by the Board based on his performance and the achievement by the Company of financial, operating and other objectives set by the Board. Per his employment agreement, Mr. Overholtzer also was granted of 100,000 RSUs which will, subject to continued employment, vest over a two-year vesting schedule, under which 25,000 of the RSUs were subject to vesting upon the earlier of three months after the IPO or six months after the grant date, February 1, 2022, and thereafter vesting in equal tranches every six months until fully vested or Mr. Overholtzer’s Continued Service is terminated prior thereto. As of October 31, 2023, 75,000 of the RSUs have vested, and the remaining 25,000 RSUs will vest on February 1, 2024, as long as Mr. Overholtzer remains in Continuous Service with the Company on that date.

Outstanding Equity Awards at Year-End

The following table provides information on outstanding equity awards as of October 31, 2023 to our NEOs.

Name	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Michael Peterson (1)	-	-	1,000,000	$185,250
Frank Ingriselli (2)			750,000	$185,250
Greg Overholtzer (3)	-	-	25,000	$18,525

(1)	Mr. Peterson was granted an award of 1,000,000 RSUs, subject to Continuous Service, with a vesting schedule in which 25% of the shares of restricted stock will vest six months after effective date of his employment agreement, and the remainder shall vest in equal tranches every six months thereinafter until either the shares of restricted stock are fully vested or Mr. Peterson’s Continuous Service with the Company terminates, whichever occurs first. As of October 31. 2023, none of the shares of restricted stock awarded to Mr. Peterson have vested.

(2)	Mr. Ingriselli was granted 1,000,000 RSUs which were, subject to Continuous Service, had a vesting period of two years, and as of October 31, 2023, all except 250,000 of such RSUs have vested. The remaining 250,000 RSUs will vest on February 1, 2024, as long as Mr. Ingriselli continues to serve as a director of the Company on that date.

(3)	Mr. Overholtzer was granted 100,000 RSUs which were, subject to Continuous Service, had a vesting period of two years, and as of October 31, 2023, all except 25,000 of such RSUs have vested. The remaining 25,000 RSUs will vest on February 1, 2024, as long as Mr. Overholtzer remains in Continuous Service with the Company on that date.

Employment Agreement/Consulting Agreement - Frank Ingriselli

Effective as of February 1, 2022, we entered into an employment agreement with our former CEO, Frank Ingriselli. Mr. Ingriselli was employed effective February 25, 2022, for a term ending on December 31, 2024, but his employment was terminated, as of October 23, 2023, as a result of his resignation as CEO of the Company.

On October 16, 2023, the Company and Global Venture Investments LLC (“Consultant”), a Delaware limited liability company and a wholly-owned consulting firm owned 100% by Mr. Ingriselli, entered into a Consulting Agreement (the “Consulting Agreement”), effective as of October 23, 2023, and continuing through December 31, 2023 . Pursuant to the Consulting Agreement, Mr. Ingriselli provides services relating to investor relations, public relations, financing strategies, corporate strategies, and development of business opportunities and providing background information with respect to Company’s history. In consideration for his consulting services, and pursuant to the terms of the Consulting Agreement, the Company has agreed to pay Mr. Ingriselli a cash consulting fee equal to $10,000 per month, payable within five business days after the commencement of each calendar month during the term of the Consulting Agreement. With prior written consent from the Company, the Company shall reimburse Mr. Ingriselli for all reasonable out-of-pocket travel expenses incurred by Mr. Ingriselli when such travel is specifically requested by the Company. Pursuant to the Consulting Agreement, all Confidential Information (as defined in the Consulting Agreement) remains the property of the Company, including, without limitation, the Company’s proprietary information, technical data, trade secrets, know-how, financial information, product plans, products, services, research, and developments. The Consulting Agreement terminated on December 31, 2023, in accordance with its terms.

Employment Agreement- Greg Overholtzer

Effective as of February 1, 2022, we entered into an employment agreement with our Chief Financial Officer, Greg Overholtzer. Mr. Overholtzer is employed effective February 25, 2022, for a term ending on December 31, 2024, which shall auto-renew for additional one-year terms. Mr. Overholtzer reports directly to the Board and performs his services in California.

We have agreed to pay Mr. Overholtzer a salary of $60,000, provided his salary increased to $120,000 on the first date the Company’s shares were publicly traded. He became eligible for an annual bonus beginning in 2022, targeted at 50% of base salary, as determined by the Board based on his performance and the achievement by the Company of financial, operating and other objectives set by the Board. Mr. Overholtzer was also granted an award of 100,000 RSUs which, as of October 31, 2023, have vested with respect to 75,000 RSUs, and the remaining 25,000 RSUs will vest on February 1, 2024, as long as Mr. Overholtzer remains in Continuous Service on such date. Mr. Overholtzer also receives a standard benefit package, and reimbursement for reasonable business and travel expenses. He also is eligible for twenty-five vacation days per annum. Although Mr. Overholtzer is employed pursuant to a term, either side may terminate his Agreement earlier. We may terminate Mr. Overholtzer’s employment with or without Cause. “Cause” means: (a) conviction of, or plea of nolo contendere to any felony or crime involving dishonesty or moral turpitude (whether or not a felony); (b) any action by Mr. Overholtzer involving fraud, breach of the duty of loyalty, malfeasance or willful misconduct; (c) the failure or refusal by Mr. Overholtzer to perform any material duties hereunder or to follow any lawful and reasonable direction of the Company; (d) intentional damage to any property of the Company; (e) chronic neglect or absenteeism in the performance of Mr. Overholtzer’s duties; (f) willful misconduct, or other material violation of Company policy or code of conduct that causes a material adverse effect upon the Company; (g) material uncured breach of any written agreement with the Company (subject to a 10 business day cure right on behalf of the Company); or (h) any action that in the reasonable belief of the Company shall or potentially shall subject the Company to negative or adverse publicity or effects.

Mr. Overholtzer may resign on 90 days’ written notice.

In the event of a termination without Cause, we have agreed, if Mr. Overholtzer signs a release in a form provided by the Company, to pay Mr. Overholtzer severance of twelve months of Base Salary continuation for the twelve-month period of time following the separation date. Delaware law governs Mr. Overholtzer’s agreement, provided that any disputes are resolved via arbitration in San Jose, California.

Mr. Overholtzer has agreed to the Company’s standard form of Confidentiality, Non-Solicitation, and Non-Compete Agreement as a condition of execution of the Agreement.

Employment Agreement- Steven A. Rowlee

We entered into an employment agreement with our COO, Steven A. Rowlee, effective as of May 1, 2023, for a term ending on December 31, 2024, which shall auto-renew for additional one-year terms. Mr. Rowlee reports to the CEO and performs his services in California.

We have agreed to pay Mr. Rowlee a salary of $170,000. He is eligible for an annual bonus, beginning in 2023, targeted at 50% of base salary, as determined by the Board based on his performance and the achievement by the Company of financial, operating and other objectives set by the Board. We are able to reevaluate base salary in the event we purchase all or some of the assets of Trio LLC or if all of a substantial portion of Trio LLC’s assets are disposed or sold to a third party unaffiliated with the Company. Mr. Rowlee was also granted an award of 150,000 RSUs, subject to Continuous Service, with a vesting schedule in which 25% of the RSUs vested 5 months after the employment start date of May 1, 2023, and the remainder shall vest in equal tranches every 6 months thereinafter until either the RSS are fully vested or Mr. Rowlee’s Continuous Service with the Company terminates, whichever occurs first. As of October 1, 2023, 37,500 of the RSUS have vested and the remaining 112,500 RSUs will vest in equal tranches of 37,500 RSUs on each of April 1, 2024, October 1, 2024, and April 1, 2025. Mr. Rowlee also receives a standard benefit package, and reimbursement for reasonable business and travel expenses. He also is eligible for twenty-five vacation days per annum. Although Mr. Rowlee is employed pursuant to a term, either side may terminate his Agreement earlier. We may terminate Mr. Rowlee’s employment with or without Cause. “Cause” means: (a) conviction of, or plea of nolo contendere to any felony or crime involving dishonesty or moral turpitude (whether or not a felony); (b) any action by Mr. Rowlee involving fraud, breach of the duty of loyalty, malfeasance or willful misconduct; (c) the failure or refusal by Mr. Rowlee to perform any material duties hereunder or to follow any lawful and reasonable direction of the Company; (d) intentional damage to any property of the Company; (e) chronic neglect or absenteeism in the performance of Mr. Rowlee’s duties; (f) willful misconduct, or other material violation of Company policy or code of conduct that causes a material adverse effect upon the Company; (g) material uncured breach of any written agreement with the Company (subject to a 10 business day cure right on behalf of the Company); or (h) any action that in the reasonable belief of the Company shall or potentially shall subject the Company to negative or adverse publicity or effects.

Mr. Rowlee may resign on 90 days’ written notice.

In the event of a termination without Cause, we have agreed, if Mr. Rowlee signs a release in a form provided by the Company, to pay Mr. Rowlee severance of twelve months of Base Salary continuation for the twelve-month period of time following the separation date. Delaware law governs Mr. Rowlee’s agreement, provided that any disputes are resolved via arbitration in San Jose, California.

Mr. Rowlee has agreed to the Company’s standard form of Confidentiality, Non-Solicitation, and Non-Compete Agreement as a condition of execution of the Agreement.

Employment Agreement- Terence B. Eschner

We entered into an employment agreement with our President, Terence B. Eschner, effective as of May 1, 2023, for a term ending on December 31, 2024, which shall auto-renew for additional one-year terms. Mr. Eschner reports to the CEO and performs his services in Colorado or California.

We have agreed to pay Mr. Eschner a salary of $170,000. He is eligible for an annual bonus, beginning in 2023, targeted at 50% of base salary, as determined by the Board based on his performance and the achievement by the Company of financial, operating and other objectives set by the Board. We are able to reevaluate base salary in the event we purchase all or some of the assets of Trio LLC or if all of a substantial portion of Trio LLC’s assets are disposed of or sold to a third party unaffiliated with the Company. Mr. Eschner was also granted an award of 150,000 RSUs, subject to Continuous Service, with a vesting schedule in which 25% of the RSUs vested 5 months after the employment start date of May 1, 2023, and the remainder shall vest in equal tranches every 6 months thereinafter until either the RSS are fully vested or Mr. Eschner’s Continuous Service with the Company terminates, whichever occurs first. As of October 1, 2023, 37,500 of the RSUs have vested and the remaining 112,500 RSUs will vest in equal tranches of 37,500 RSUs on each of April 1, 2024, October 1, 2024, and April 1, 2025. Mr. Eschner also receives a standard benefit package, and reimbursement for reasonable business and travel expenses. He also is eligible for twenty-five vacation days per annum. Although Mr. Eschner is employed pursuant to a term, either side may terminate his Agreement earlier. We may terminate Mr. Eschner’s employment with or without Cause. “Cause” means: (a) conviction of, or plea of nolo contendere to any felony or crime involving dishonesty or moral turpitude (whether or not a felony); (b) any action by Mr. Eschner involving fraud, breach of the duty of loyalty, malfeasance or willful misconduct; (c) the failure or refusal by Mr. Eschner to perform any material duties hereunder or to follow any lawful and reasonable direction of the Company; (d) intentional damage to any property of the Company; (e) chronic neglect or absenteeism in the performance of Mr. Eschner’s duties; (f) willful misconduct, or other material violation of Company policy or code of conduct that causes a material adverse effect upon the Company; (g) material uncured breach of any written agreement with the Company (subject to a 10 business day cure right on behalf of the Company); or (h) any action that in the reasonable belief of the Company shall or potentially shall subject the Company to negative or adverse publicity or effects.

Mr. Eschner may resign on 90 days’ written notice.

In the event of a termination without Cause, we have agreed, if Mr. Eschner signs a release in a form provided by the Company, to pay Mr. Eschner severance of twelve months of Base Salary continuation for the twelve-month period of time following the separation date. Delaware law governs Mr. Eschner’s agreement, provided that any disputes are resolved via arbitration in San Jose, California.

Mr. Eschner has agreed to the Company’s standard form of Confidentiality, Non-Solicitation, and Non-Compete Agreement as a condition of execution of the Agreement.

Employment Agreement- Stanford Eschner

We entered into an employment agreement with our Chairman, Stanford Eschner, effective as of May 1, 2023, for a term ending on December 31, 2024, which shall auto-renew for additional one-year terms. Mr. Eschner reports to the CEO and performs his services in California.

We have agreed to pay Mr. Eschner a salary of $170,000. He is eligible for an annual bonus, beginning in 2023, targeted at 50% of base salary, as determined by the Board based on his performance and the achievement by the Company of financial, operating and other objectives set by the Board. We are able to reevaluate base salary in the event we purchase all or some of the assets of Trio LLC or if all of a substantial portion of Trio LLC’s assets are disposed of or sold to a third party unaffiliated with the Company. Mr. Eschner was also granted an award of 150,000 RS, subject to Continuous Service, with a vesting schedule in which 25% of the RSUs vested 5 months after the employment start date of May 1, 2023, and the remainder shall vest in equal tranches every 6 months thereinafter until either the RSS are fully vested or Mr. Eschner’s Continuous Service with the Company terminates, whichever occurs first. As of October 1, 2023, 37,500 of the RSUs have vested and the remaining 112,500 RSUs will vest in equal tranches of 37,500 RSUs on each of April 1, 2024, October 1, 2024, and April 1, 2025. Mr. Eschner also receives a standard benefit package, and reimbursement for reasonable business and travel expenses. He also is eligible for twenty-five vacation days per annum. Although Mr. Eschner is employed pursuant to a term, either side may terminate his Agreement earlier. We may terminate Mr. Eschner’s employment with or without Cause. “Cause” means: (a) conviction of, or plea of nolo contendere to any felony or crime involving dishonesty or moral turpitude (whether or not a felony); (b) any action by Mr. Eschner involving fraud, breach of the duty of loyalty, malfeasance or willful misconduct; (c) the failure or refusal by Mr. Eschner to perform any material duties hereunder or to follow any lawful and reasonable direction of the Company; (d) intentional damage to any property of the Company; (e) chronic neglect or absenteeism in the performance of Mr. Eschner’s duties; (f) willful misconduct, or other material violation of Company policy or code of conduct that causes a material adverse effect upon the Company; (g) material uncured breach of any written agreement with the Company (subject to a 10 business day cure right on behalf of the Company); or (h) any action that in the reasonable belief of the Company shall or potentially shall subject the Company to negative or adverse publicity or effects.

Mr. Eschner may resign on 90 days’ written notice.

In the event of a termination without Cause, we have agreed, if Mr. Eschner signs a release in a form provided by the Company, to pay Mr. Eschner severance of twelve months of Base Salary continuation for the twelve-month period of time following the separation date. Delaware law governs Mr. Eschner’s agreement, provided that any disputes are resolved via arbitration in San Jose, California.

Mr. Eschner has agreed to the Company’s standard form of Confidentiality, Non-Solicitation, and Non-Compete Agreement as a condition of execution of the Agreement.

Employment Agreement- Michael L. Peterson

We entered into an employment agreement with Michael L. Peterson, who became our CEO, effective as of October 23, 2023, for a term ending on December 31, 2025, which shall auto-renew for additional one-year terms. Mr. Peterson reports directly the Board and performs his services in Utah.

We have agreed to pay Mr. Peterson a salary of $350,000. He is eligible for an annual bonus targeted at 100% of base salary, as determined by the Board based on his performance and the achievement by the Company of financial, operating and other objectives set by the Board. Mr. Peterson was also granted an award of 1,000,000 of restricted stock, subject to Continuous Service, with a vesting schedule in which 25% of the shares of restricted stock will vest 6 months after effective date of his employment agreement, and the remainder shall vest in equal tranches every 6 months thereinafter until either the shares of restricted stock are fully vested or Mr. Peterson’s Continuous Service with the Company terminates, whichever occurs first. As of October 31, 2023, none of the shares of restricted stock awarded to Mr. Peterson have vested. Mr. Peterson also receives a standard benefit package, and reimbursement for reasonable business and travel expenses. He also is eligible for twenty-five vacation days per annum. Although Mr. Peterson is employed pursuant to a term, either the Company or Mr. Peterson may terminate his employment earlier. We may terminate Mr. Peterson’s employment with or without Cause. “Cause” means: (a) conviction of, or plea of nolo contendere to any felony or crime involving dishonesty or moral turpitude (whether or not a felony); (b) any action by Mr. Peterson involving fraud, breach of the duty of loyalty, malfeasance or willful misconduct; (c) the failure or refusal by Mr. Peterson to perform any material duties hereunder or to follow any lawful and reasonable direction of the Company; (d) intentional damage to any property of the Company; (e) chronic neglect or absenteeism in the performance of Mr. Peterson’s duties; (f) willful misconduct, or other material violation of Company policy or code of conduct that causes a material adverse effect upon the Company; (g) material uncured breach of any written agreement with the Company (subject to a 10 business day cure right on behalf of the Company); or (h) any action that in the reasonable belief of the Company shall or potentially shall subject the Company to negative or adverse publicity or effects.

Mr. Peterson may resign on 90 days’ written notice.

In the event of a termination without Cause, we have agreed, if Peterson signs a release in a form provided by the Company, to pay Mr. Peterson severance of twelve months of Base Salary continuation for the twelve-month period of time following the separation date. Delaware law governs Mr. Peterson’s employment agreement, provided that any disputes are resolved via arbitration in San Jose, California.

Mr. Peterson has agreed to the Company’s standard form of Confidentiality, Non-Solicitation, and Non-Compete Agreement as a condition of execution of the Agreement.

Incentive Award Plans

2022 Equity Incentive Plan

We have adopted and approved the 2022 Equity Incentive Plan (the “2022 Incentive Plan”). Under the 2022 Incentive Plan, we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The material terms of the 2022 Incentive Plan are summarized below.

Types of Awards. The 2022 Incentive Plan provides for the grant of non-qualified stock options (“NQSOs”), incentive stock options (“ISOs”), restricted stock awards, restricted stock and restricted stock units (“RSUs”), equity appreciation rights, and other forms of stock-based compensation.

Eligibility and Administration. Employees, officers, consultants, directors, and other service providers of the Company and its subsidiaries are eligible to receive awards under the 2022 Incentive Plan. The 2022 Incentive Plan is administered by the board which may delegate its duties and responsibilities to committees of the company’s directors and/or officers (all such bodies and delegates referred to collectively as the plan administrator), subject to certain limitations that may be imposed under Section 16 of the Exchange Act, and/or other applicable law or stock exchange rules, as applicable. The plan administrator has the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2022 Incentive Plan, subject to its express terms and conditions. The plan administrator also sets the terms and conditions of all awards under the 2022 Incentive Plan, including any vesting and vesting acceleration conditions.

Share Reserve. Pursuant to the 2022 Incentive Plan, we have reserved 4,000,000 shares of the shares of Common Stock for issuance thereunder. The share reserve is subject to the following adjustments:

●	The share limit is increased by the number of shares subject to awards granted that later are forfeited, expire or otherwise terminate without issuance of shares, or that are settled for cash or otherwise do not result in the issuance of shares.

●	Shares that are withheld upon exercise to pay the exercise price of a stock option or satisfy any tax withholding requirements are added back to the share reserve and again are available for issuance under the 2022 Incentive Plan.

Awards issued in substitution for awards previously granted by a company that merges with, or is acquired by, the Company do not reduce the share reserve limit under the 2022 Incentive Plan.

Stock Options and Equity Appreciation Rights. ISOs may be granted only to employees of the Company, or to employees of a parent or subsidiary of the Company, determined as of the date of grant of such options. An ISO granted to a prospective employee upon the condition that such person becomes an employee shall be deemed granted effective on the date such person commences employment. The exercise price of an ISO shall not be less than 100% of the fair market value of the shares covered by the awards on the date of grant of such option pursuant to the Internal Revenue Code of 1986, as amended from time to time (the “Code”). Notwithstanding the foregoing, an ISO may be granted with an exercise price lower than the minimum exercise price set forth above if such award is granted pursuant to an assumption or substitution for another option in a manner that complies with the provisions of Section 424(a) of the Code. Notwithstanding any other provision of the 2022 Incentive Plan to the contrary, no ISO may be granted under the 2022 Incentive Plan after 10 years from the date that the 2022 Incentive Plan was adopted. No ISO shall be exercisable after the expiration of 10 years after the effective date of grant of such award, subject to the following sentence. In the case of an ISO granted to a ten percent stockholder, (i) the exercise price shall not be less than 110% of the fair market value of a share on the date of grant of such ISO, and (ii) the exercise period shall not exceed 5 years from the effective date of grant of such ISO. Equity appreciation rights will entitle the holder to receive a payment (in cash or in shares) based on the appreciation in the fair market value of the shares subject to the award up to a specified date or dates. Equity appreciation rights may be granted to the holders of any stock options granted under the 2022 Equity Incentive Plan or may be granted independently of and without relation to stock options.

Restricted Stock and Restricted Stock Units. The committee may award restricted stock and RSUs under the 2022 Incentive Plan. Restricted stock awards consist of shares of stock that are transferred to the participant subject to restrictions that may result in forfeiture if specified vesting conditions are not satisfied. RSU awards result in the transfer of shares of stock to the participant only after specified vesting conditions are satisfied. A holder of restricted stock is treated as a current shareholder and shall be entitled to dividend and voting rights, whereas the holder of a restricted stock unit is treated as a shareholder with respect to the award only when the shares are delivered in the future. Specified vesting conditions may include performance goals to be achieved during any performance period and the length of the performance period. The committee may, in its discretion, make adjustments to performance goals based on certain changes in the Company’s business operations, corporate or capital structure or other circumstances. When the participant satisfies the conditions of an RSU award, the Company may settle the award (including any related dividend equivalent rights) in shares, cash or other property, as determined by the committee, in its sole discretion.

Other Shares or Share-Based Awards. The committee may grant other forms of equity-based or equity-related awards other than stock options, equity appreciation rights, restricted stock or restricted stock units. The terms and conditions of each stock-based award shall be determined by the committee.

Sale of the Company. Awards granted under the 2022 Incentive Plan do not automatically accelerate and vest, become exercisable (with respect to stock options), or have performance targets deemed earned at target level if there is a sale of the Company. The Company does not use a “liberal” definition of change in control as defined in Institutional Shareholder Services’ proxy voting guidelines. The 2022 Incentive Plan provides flexibility to the committee to determine how to adjust awards at the time of a sale of the Company.

Transferability of Awards. Except as described below, awards under the 2022 Incentive Plan generally are not transferable by the recipient other than by will or the laws of descent and distribution. Any amounts payable or shares issuable pursuant to an award generally will be paid only to the recipient or the recipient’s beneficiary or representative. The committee has discretion, however, to permit certain transfer of awards to other persons or entities.

Adjustments. As is customary in incentive plans of this nature, each share limit and the number and kind of shares available under the 2022 Incentive Plan and any outstanding awards, as well as the exercise price or base price of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends, or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders.

Amendment and Termination. The board of directors may amend, modify or terminate the 2022 Incentive Plan without stockholder approval, except that stockholder approval must be obtained for any amendment that, in the reasonable opinion of the board or the committee, constitute a material change requiring stockholder approval under applicable laws, policies or regulations or the applicable listing or other requirements of a stock exchange on which shares of Common Stock are then listed. The 2022 Incentive Plan will terminate upon the earliest of (1) termination of the 2022 Incentive Plan by the board of directors, or (2) the tenth anniversary of the board adoption of the 2022 Incentive Plan. Awards outstanding upon expiration of the 2022 Incentive Plan shall remain in effect until they have been exercised or terminated, or have expired.

Director Compensation

The following table provides information for the compensation of our non-employee directors for the fiscal year ended October 31, 2023:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Total ($)
John Randall	31,538	-	31,538
Thomas J. Pernice	31,538	-	31,538
William J. Hunter	31,538	-	31,538

The material terms of the non-employee director compensation program are summarized below.

The non-employee director compensation provides for annual retainer fees and/or long-term equity awards for our non-employee directors. We expect each non-employee director will receive an annual retainer of $50,000 plus an additional $10,000 for each board committee that he or she is on.

Compensation under our non-employee director compensation policy will be subject to the annual limits on non-employee director compensation set forth in the 2022 Incentive Plan, as described above, but such limits will not apply prior to the first calendar year following the calendar year in which our initial public offering was completed. Our board of directors or its authorized committee may modify the non-employee director compensation program from time to time in the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, subject to the annual limit on non-employee director compensation set forth in the 2022 Incentive Plan. As provided in the 2022 Incentive Plan, our board of directors or its authorized committee may make exceptions to this limit for individual non-employee directors in extraordinary circumstances, as the board of directors or its authorized committee may determine in its discretion.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock, as of January 22, 2024 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of Common Stock (other than named executive officers and directors);

●	each of our named executive officers;

●	each of our directors;

●	all of our executive officers and directors as a group;

The number of shares beneficially owned by each stockholder is determined in accordance with the rules issued by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to any community property laws.

Percentage ownership of our Common Stock is based on 31,898,294 shares of Common Stock outstanding as of January 22, 2024. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of January 22, 2024 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

To calculate a stockholder’s percentage of beneficial ownership of Common Stock, we must include in the numerator and denominator those shares of Common Stock, as well as those shares of Common Stock underlying options, warrants and convertible securities, that such stockholder is considered to beneficially own. Shares of Common Stock underlying options, warrants and convertible securities, held by other stockholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership of each of the stockholders may be different.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Trio Petroleum Corp., 4115 Blackhawk Plaza Circle, Suite 100, Danville, CA 94506. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company  .

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Shares	%
5% Stockholders:
Primal Nutrition, Inc. (1)	2,902,936	9.10%

Named Executive Officers and Directors:
Frank C. Ingriselli (2)	1,377,000	4.32%
Terry Eschner	650,000	2.04%
Steven Rowlee (3)	650,000	2.04%
Stan Eschner (4)	675,000	2.12%
Greg Overholtzer	100,000	*
Michael L. Peterson	1,185,000	3.71%
William J. Hunter	310,000	1.00%
John Randall	160,000	*
Thomas J. Pernice	240,000	*
All directors and executive officers as a group (9 persons)	5,347,000	16.76%

* Less than 1%

(1)	Consists of (1) 2,203,089 shares of Common Stock, (2) 559,878 shares of Common Stock issuable upon exercise of the Common Warrants, and (3) 150,000 shares of Common Stock issuable upon exercise of the Pre-Funded Warrants exercisable within 60 days of January 22, 2024. Primal Nutrition, Inc. is a Delaware corporation for which Mark Sisson holds investment and voting control. The address of Primal Nutrition Inc. is 100 S. Pointe Drive, #1106, Miami Beach, FL 33139.

(2)	Consists of (1) 280,000 shares held by Global Venture Investments LLC, for which Mr. Ingriselli holds 100% of the membership interest; the address of Global Venture Investments LLC is 4115 Blackhawk Plaza Circle, Suite 100, Danville, CA 94506, (2) 107,000 shares held by the Brightening Lives Foundation Inc. for which Mr. Ingriselli is the Chief Executive Officer and holds investment and voting control; the address of Brightening Lives Foundation Inc is 9000 Crow Canyon Road, Suite 362, Danville, CA 94506, (3) 150,000 shares held by Sung Jin Ingriselli which is the spouse of Mr. Ingriselli, and (4) 840,000 shares held by Frank Ingriselli himself. The address of Ms. Ingriselli is 34 Magnolia Place, Danville CA 94506. Mr. Ingriselli may be deemed to have beneficial ownership of these shares.

(3)	Includes 500,000 shares held by the DLASY Trust, a trust for which Mr. Rowlee holds investment and voting control over. The address of the DLASY Trust is 13601 Powder River Avenue, Bakersfield, CA 93314.

(4)	Includes (i) 500,000 shares held by the Stanford Eschner Trust No. 1, for which Mr. Eschner holds investment and voting control over; the address of the Stanford Eschner Trust No. 1 is 6501 Kane Way, Bakersfield, CA 93309, (ii) 25,000 shares held by Trio LLC, a California Limited Liability Company, for which Stan Eschner serves as the Executive Chairman, and as such may be deemed to hold investment and voting control over Trio LLC’s shares; the address of Trio LLC is 5401 Business Park, Suite 115 Bakersfield, CA 93309, and (iii) 150,000 shares held by Stanford Eschner himself.

Securities authorized for issuance under equity compensation plans.

We have adopted and approved the 2022 Incentive Plan. Under the 2022 Incentive Plan, we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. Pursuant to the 2022 Incentive Plan, we have reserved 4,000,000 shares of the shares of Common Stock for issuance thereunder. The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of October 31, 2023.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	120,000	$0.52	455,000
Total	120,000		455,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since July 19, 2021 (inception) to which we have been a party in which the amount involved will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Related Party Transactions

South Salinas Project Purchase

Initial Purchase and Sale Agreement

On September 14, 2021, we entered into a purchase and sale agreement where we acquired Trio LLC’s approximate 82.75% WI in the South Salinas Project for consideration of $4 million and 4,900,000 shares of our Common Stock.

Fourth Amendment to the Purchase and Sale Agreement

On December 22, 2022, we entered into the Fourth Amendment where we acquired a subsequent additional approximate 3% WI in the South Salinas Project from Trio LLC for $60,529.40. In addition, the Fourth Amendment granted us a 120-day option to acquire the Optioned Assets. The Option Fee is $150,000, which was paid by the Company to Trio LLC. The Optioned Assets are as follows:

●	The Hangman Hollow Field asset with an option to acquire Trio LLC’s 44% working interest and their Operatorship;
●	The Kern Front Field asset with an option to acquire Trio LLC’s 22% working interest and their Operatorship; and
●	The Union Avenue Field with an option to acquire Trio LLC’s 20% working interest and their Operatorship;

On May 12, 2023, subsequent to the 120-day option window referenced above, the Company announced the signing of an Acquisition Agreement to potentially acquire up to 100% of the working interest in the Union Avenue Field. The Agreement is between the Company and Trio LLC, on behalf of itself as Operator and holding a 20% working interest in Union Avenue Field as well as to facilitate the remaining 80% working interest holders. As Trio LLC is partly owned and controlled by members of Trio’s management, this would be a related party transaction, and a special committee of Trio’s board of directors (the “Trio Special Committee”) has been formed to evaluate and negotiate the terms of this acquisition.

Trio has engaged KLSP to conduct a comprehensive analysis and valuation of the asset, which analysis has been delivered to the Company and is being evaluated by the Trio Special Committee.

Under the Fourth Amendment, we also agreed to start the process of pursuing and consummating additional lease acquisitions in the areas deemed by the parties to be higher priority areas lying within and around the South Salinas Project Area. Such acquisitions shall be for an aggregate purchase price not to exceed approximately $79,000.00. Some leases were acquired in February and March 2023, as described more-fully elsewhere hereunder.

Further under the Fourth Amendment, we agreed to engage the services of a contractor to do road access work and dirt-moving work (estimated to cost approximately $170,000.00) that was necessary before the commencement of drilling the HV-1 well. We also agreed to pay a deposit (in an amount not to exceed $25,000) to secure a drilling rig to drill the HV-1 well, which was drilled in May 2023. This deposit was not required and was not paid.

Finally, we agreed, retroactively commencing on May 1, 2022, to accrue a monthly consulting fee of $35,000.00, due and payable by the Company to Trio LLC no later than two weeks following the closing date of Company’s IPO. This fee is intended to cover the work being done for the Company by Trio LLC’s employees prior to the closing date of our IPO.

Stan Eschner and Steven Rowlee, members of our management team, are employed by Trio LLC. Terry Eschner, also a member of our management team, commonly works as a consultant to Trio LLC through his company Sarlan Resources, Inc.

McCool Ranch Oil Field Asset Purchase

On October 16, 2023, the Company entered into an agreement (the “McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project. The Assets are situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Field. The acquired property is an oil field developed with oil wells, a water-disposal well, steam generator, boiler, various tanks, in-field steam pipelines, oil pipelines and other facilities. The property is fully and properly permitted for oil and gas production, cyclic-steam injection and water disposal; however, it is currently idle (i.e., not producing), although operations to restart production have begun. The Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if the well is capable of reasonably serving the produced water needs for the assets, which Refurbishment was successfully accomplished. With the Refurbishment successfully accomplished, the Company will pay an additional $400,000, which shall be used in restarting production operations at the assets. As of October 31, 2023, the Company has recorded the $100,000 payment as a capitalized cost; the balance is reflected in the balance of the oil and gas property as of year-end.

Restricted Stock Units (“RSUs”) issued to Directors

On July 11, 2022, the Company issued 60,000 shares of its $0.0001 par common stock to each of its five outside Directors with a fair value of $0.29 per share for an aggregate grant date value of $88,200. The fair value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability. The shares, or RSUs, vest in full upon the six-month anniversary of the IPO, subject to the directors’ continued service on the vesting date; upon issuance, the shares will be fully paid and non-assessable. Upon consummation of the IPO, the vesting period for these shares began and for the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation in the amount of $88,200 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $0 as of the period ended October 31, 2023.

On September 2, 2023, the Company issued an aggregate 425,000 shares of its $0.0001 par common stock to four outside directors with a fair value of $0.64 per share for a grant date value of $273,275. The shares, or RSUs, vest in full upon the six-month anniversary of the vesting commencement date (or August 28, 2023), subject to the directors’ continued service on the vesting date. For the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation in the amount of $96,016 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $177,259 as of the period ended October 31, 2023.

Restricted Shares issued to Executives and Employees

In February 2022, the Company entered into employee agreements with Frank Ingriselli (Chief Executive Officer or “CEO”) and Greg Overholtzer (Chief Financial Officer or “CFO”) which, among other things, provided for the grant of restricted shares in the amounts of 1,000,000 and 100,000, respectively, pursuant to the 2022 Equity Incentive Plan (“the Plan”). Per the terms of the employee agreements, subject to continued employment, the restricted shares vest over a two-year period, under which 25% will vest upon the earlier of three months after the IPO or six months after the grant date. After this date, the remainder vest in equal tranches every six months until fully vested. As the Plan was not adopted until October 17, 2022 (see Note 7), these shares will be recorded as of that date at a fair value of $0.294 per share; such value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability (see Note 10). As of October 31, 2022, the Company recorded 1,100,000 restricted shares at a fair value of $323,400, and for the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation of $161,700 and $6,202, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $155,498 as of October 31, 2023.

In May 2023, the Company entered into six employee agreements which, among other things, provided for the grant of an aggregate of 700,000 restricted shares pursuant to the Plan. Per the terms of the employee agreements, subject to continued employment, the restricted shares vest as follows: 25% of the shares will vest five months after the issuance date, after which the remainder vest in equal tranches every six months until fully vested. The shares were recorded on the date of issuance at a fair value of $2.15 per share for an aggregate fair value of $1,505,000, and for the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation of $440,219 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $1,064,781 as of the period ended October 31, 2023.

On July 20, 2023, pursuant to the Ingriselli Employment Agreement (see above), the Company issued 200,000 restricted shares (subject to the Plan) as a discretionary annual bonus at a fair value of $1.07 per share to Mr. Ingriselli for an aggregate fair value of $213,000. The shares vested fully on July 24, 2023 and the Company recognized stock-based compensation of $213,000 within stock-based compensation expenses on the income statement for the period ended July 31, 2023.

On October 16, 2023, the Company and Michael L. Peterson entered into an employment agreement (the “Peterson Employment Agreement”), effective as of October 23, 2023, pursuant to which Mr. Peterson will serve as Chief Executive Officer of the Company, replacing Mr. Ingriselli. Pursuant to the Peterson Employment Agreement, Mr. Peterson will be paid an annual base salary of $350,000. In addition, Mr. Peterson is entitled to receive, subject to his continuing employment with the Company on the applicable date of the bonus payout, an annual target discretionary bonus of up to 100% of his annual base salary, payable at the discretion of the Compensation Committee of the Board based upon the Company’s and Mr. Peterson’s achievement of objectives and milestones to be determined on an annual basis by the Board.

Pursuant to the Peterson Employment Agreement, the Company issued Mr. Peterson is a grant of 1,000,000 shares of restricted stock pursuant to the Company’s Omnibus Incentive Compensation Plan (the “Plan”) at a fair value of $0.27 per share for a grant date fair value of $271,000. The restricted stock grant vests over a period of two years, with 25% of the shares of restricted stock vesting six months after the Peterson Employment Agreement Effective Date, and the remainder vesting in equal tranches on each of the 12-, 18-, and 24-month anniversary dates of the Peterson Employment Agreement. As of October 31, 2023, the Company recognized stock-based compensation of $3,341 within stock-based compensation expenses on the income statement, with unrecognized expense of $267,659.

Ingriselli Consulting Agreement

On October 6, 2023, Mr. Ingriselli delivered notice of his resignation as the Company’s Chief Executive Officer, effective on October 23, 2023. Upon his resignation, Mr. Ingriselli will continue as a director and hold the title of “Vice Chairman” of the Board of Directors of the Company. In addition, on October 16, 2023, the Company and Global Venture Investments LLC (“Consultant”), a Delaware Limited Liability Company and a wholly owned consulting firm owned 100% by Mr. Ingriselli, entered into a consulting agreement, effective as of the date of resignation and continuing through December 31, 2023. Pursuant to the Consulting Agreement, the Company will pay Mr. Ingriselli a cash consulting fee equal to $10,000 per month, payable within five business days after the commencement of each calendar month during the term of the Consulting Agreement. The Consulting Agreement terminated on December 31, 2023, in accordance with its terms.

Asphalt Ridge Option Agreement

On November 10, 2023, the Company entered into a Leasehold Acquisition and Development Option Agreement (the “Asphalt Ridge Option Agreement”) with Heavy Sweet Oil LLC (“Heavy Sweet”). Pursuant to the Asphalt Ridge Option Agreement, the Company acquired an option to purchase up to a 20% production share in certain leases in a long-developed oil and gas area of eastern Utah, southwest of Vernal, Utah, totaling 960 acres. Heavy Sweet holds the right to such leases below 500 ft depth from surface (the “Asphalt Ridge Leases”) and the Company acquired the option to participate in Heavy Sweet’s initial 960 acre drilling and production program on such Asphalt Ridge Leases (the “Asphalt Ridge Option”).

The Asphalt Ridge Option has a term of nine months, through August 10, 2024. Pursuant to the Asphalt Ridge Option, the Company has the exclusive right, but not the obligation, to acquire up to a 20% interest in the Asphalt Ridge Leases for $2,000,000 (the “Purchase Price”), which may be invested in tranches, provided that the initial tranche closing occurs during the Asphalt Ridge Option period and subsequent tranches occurring as soon thereafter as practical within the Asphalt Ridge Option period, with each tranche providing the Company a portion of the ownership of the Asphalt Ridge Leases equal to 20% multiplied by a fraction, the numerator of which is the total consideration paid by the Company, and denominator of which is $2,000,000. Upon receipt of any funding from the Company pursuant to the Asphalt Ridge Option, Heavy Sweet is required to pay that amount to the named operator of the properties, to pay for engineering, procurement, operations, sales, and logistics activities on the properties. The Asphalt Ridge Option Agreement provides that additional development capital is expected to be secured by Heavy Sweet, and made available for the Company’s participation, by way of a reserve base lending facility (RBL), provided that if such RBL cannot be obtained or does not cover all subsequent capital costs, Heavy Sweet agreed to fund a maximum of $5,000,000 of the first funding required for the development program, with the parties splitting any costs thereafter according to their ownership interests. The initial target is three wells, with an estimated cost of $5,000,000 for roads, pads, drilling, and above ground steam and storage facilities, and thereafter the parties anticipate working together to fund further well development based on their proportionate ownership thereof.

On or around the date the parties entered into the Asphalt Ridge Option Agreement, Heavy Sweet entered into a Leasehold Acquisition and Development Option Agreement with Lafayette Energy Corp (“LEC”), of which Michael Peterson, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer and director, and Frank C. Ingriselli, the Company’s Vice Chairman, is also a director (the “LEC Option”). The LEC Option has similar terms as the Asphalt Ridge Option Agreement, except that it allows LEC to obtain a 30% interest in the Asphalt Ridge Leases and requires LEC to pay certain equity compensation to Heavy Sweet.

The Company and Heavy Sweet further agreed that, to the extent LEC does not fully exercise the LEC Option, the Company has the right to acquire up to all 30% of the rights set forth in the LEC Option (or such lesser amount which LEC has not exercised), from Heavy Sweet, for $3,000,000 cash.

The exercise of the Asphalt Ridge Option is contingent, unless waived by the Company, upon the following: (a) Heavy Sweet providing the Company the statements of revenues and direct operating expenses for the prior two years for the asset and the unaudited stub period for 2023, through the date of closing; (b) satisfactory due diligence review by the Company of Heavy Sweet, the leases, the property and other information; (c) the negotiating of a mutually-acceptable joint operations agreement or other development and operations agreement(s) as agreed by the parties; and (d) Heavy Sweet providing the Company an updated independent reserves report including proved undeveloped reserves (PUDs) and an estimate of gross valuation and discounted net present values, and indicating best estimate original oil-in-place (OOIP) volumes and gross (100%) contingent oil resources, as of a date no earlier than August 31, 2023, for discoveries located in Northwest Asphalt Ridge, Uinta Basin, Utah.

Indemnification Agreements

We intend to enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted under the NRS, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. For further information, see “Description of Our Securities-Limitations on Liability and Indemnification Matters.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed by BF Borgers CPA PC and Marcum LLP for the fiscal years ending October 31, 2023 and 2022, respectively, as described below:

	2023	2022
Audit Fees	$82,500	$116,800
Audit Related Fees	$27,500	$15,200
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$110,000	$132,000

Pre-Approval Policies and Procedures

The Audit Committee mandate requires that the Audit Committee pre-approve any retainer of the auditor of the Company to perform any non-audit services to the Company that it deems advisable in accordance with applicable legal and regulatory requirements and policies and procedures of the Board. The Audit Committee is permitted to delegate pre-approval authority to one of its members; however, the decision of any member of the Audit Committee to whom such authority has been delegated must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Trio Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
3.2	Amended & Restated Certificate of Incorporation of Trio Petroleum Corp (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 4 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023, as amended).
3.3	Bylaws of Trio Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
3.4	Amended and Restated Bylaws of Trio Petroleum Corp. (incorporated by reference to Exhibit 3.4 of the Company’s Amendment No. 4 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023, as amended).
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
4.2*	Description of Securities of the Registrant
4.3	Senior Secured Original Issue 7% Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
4.4	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
4.5	Placement Agent Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Form S-1/A (File No. 333-275313), filed with the Commission on November 3, 2023, as amended
4.6	Trio Petroleum Corp. Senior Secured Original Issue 7% Discount Convertible Promissory Note with an original issue date of January 2, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.7	Trio Petroleum Corp. Common Stock Purchase Warrant dated January 2, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.8	Trio Petroleum Corp. Placement Agent Warrant Agreement – Common Stock Purchase Warrant dated January 2, 2024 (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K , filed with the Commission on January 2, 2024).
10.1	Bid Proposal and Daywork Drilling Contract – U.S., by and Between Trio Petroleum LLC and Ensign United States Drilling (California) Inc., dated April 19, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on April 25, 2023)
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.3†	2022 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.4†	Employment Agreement with Frank C. Ingriselli (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.5†	Employment Agreement with Greg Overholtzer (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.6	Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).

10.7	First Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.8	Second Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.9	Third Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.10	Fourth Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023, as amended).
10.11	Blue Lease with Bradley Minerals (incorporated by reference to Exhibit 10.10 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.12	First Amendment to Blue Lease with Bradley Minerals (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.13	Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.14	First Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.12 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.15	Second Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.13 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.16	Third Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.17	Fourth Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.18	Fifth Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.19	Securities Purchase Agreement with GenCap Fund I LLC (incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
10.20	Convertible Promissory Note (included in Exhibit 10.19).
10.21	Warrant Agreement with GenCap Fund I LLC (included in Exhibit 10.19).
10.22	Security Agreement with GenCap Fund I LLC (included in Exhibit 10.19).
10.23	Registration Rights Agreement with GenCap Fund I LLC (included in Exhibit 10.19
10.24	September 2022 Securities Purchase Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
10.25	Original Issue Discount Note (included in Exhibit 10.24).
10.26	Pre-Funded Warrant (included in Exhibit 10.24).
10.27	Registration Rights Agreement (included in Exhibit 10.24).
10.28	Joint Operating Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
10.29	December 2022 Subscription Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to Form S-1 (File No. 333-267380), filed with the Commission on January 20, 2023, as amended).

10.30	December 2022 Warrant (incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 5 to Form S-1 (File No. 333-267380), filed with the Commission on January 20, 2023, as amended).
10.31	First Amendment to Convertible Promissory Note with GenCap Fund I LLC (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
10.32	Second Amendment to Convertible Promissory Note with GenCap Fund I LLC (incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 7 to Form S-1 (File No. 333-267380), filed with the Commission on February 28, 2023, as amended).
10.33	Extension Letter for Note Payable with Trio Petroleum LLC (incorporated by reference to Exhibit 10.32 of the Company’s Amendment No. 7 to Form S-1 (File No. 333-267380), filed with the Commission on February 28, 2023, as amended).
10.34	Third Amendment to Convertible Promissory Note with GenCap Fund I LLC (incorporated by reference to Exhibit 10.33 of the Company’s Amendment No. 8 to Form S-1 (File No. 333-267380), filed with the Commission on March 17, 2023, as amended).
10.35	Second Extension Letter for Note Payable with Trio Petroleum LLC (incorporated by reference to Exhibit 10.34 of the Company’s Amendment No. 8 to Form S-1 (File No. 333-267380), filed with the Commission on March 17, 2023, as amended).
10.36	Extension Letter for Original Issue Discount Note (incorporated by reference to Exhibit 10.35 of the Company’s Amendment No. 8 to Form S-1 (File No. 333-267380), filed with the Commission on March 17, 2023, as amended).
10.37†	Form of Employment Agreement with Stanford Eschner (incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
10.38†	Form of Employment Agreement with Terence Eschner (incorporated by reference to Exhibit 10.32 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
10.39†	Form of Employment Agreement with Steven Rowlee (incorporated by reference to Exhibit 10.33 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
10.40	Underwriting Agreement, dated April 17, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on April 20, 2023).
10.41	Security Agreement, dated as of October 4, 2023, by and between the Investor and Trio Petroleum Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.42	Securities Purchase Agreement, dated as of October 4, 2023, by and between the Investor and Trio Petroleum Corp (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.43	Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement, dated as of October 4, 2023, from Trio Petroleum Corp. to Fidelity National Corporation in trust for the benefit of the Investor (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.44	Placement Agent Agreement, dated as of May 22, 2023, by and between Spartan Capital Securities LLC and Trio Petroleum Corp. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed with the Commission on October 4, 2023)
10.45	Registration Rights Agreement, Dated October 4, 2023, by and between the Investor and Trio Petroleum Corp. (incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.46	Voting Agreement entered into by the Company and Frank C. Ingriselli (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.47	Leasehold Acquisition and Development Agreement, dated November 10, 2023, entered into by and between Trio Petroleum Corp. and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 5, 2024).
10.48	Amendment to Leasehold Acquisition and Development Agreement, dated December 29, 2023, entered into by and between Trio Petroleum Corp. and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on January 5, 2024).
16.1	Letter from Marcum LLP to the Securities Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
19.1*	Insider Trading Compliance Policy Manual adopted November 27, 2023
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of KLS Petroleum Consulting LLC
24*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Executive Compensation Clawback Policy effective November 27, 2023
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed
†	Includes management contracts and compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO PETROLEUM CORP.

By:	/s/ Michael L. Peterson
Michael L. Peterson
Chief Executive Officer
(Principal Executive Officer)

Date: January 29, 2024

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: January 29, 2024

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael L. Peterson and Greg Overholtzer, as his or her true and lawful attorneys-in-fact and agents, with the full power of substitution, for him or her in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including any and all exhibits, schedules, supplements, certifications and supporting documents thereto), and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Michael L. Peterson	Chief Executive Officer and Director
Michael L. Peterson	(principal executive officer)	January 29, 2024

/s/ Greg Overholtzer	Chief Financial Officer
Greg Overholtzer	(principal financial officer and principal accounting officer)	January 29, 2024

/s/ Stan Eschner	Executive Chairman and Director
Stan Eschner		January 29, 2024

/s/ Terry Eschner	President
Terry Eschner		January 29, 2024

/s/ Steven Rowlee	Chief Operating Officer
Steven Rowlee		January 29, 2024

/s/ Frank Ingriselli	Director
Frank Ingriselli		January 29, 2024

/s/ William J. Hunter	Director
William J. Hunter		January 29, 2024

/s/ John Randall	Director
John Randall		January 29, 2024

/s/ Thomas J. Pernice	Director
Thomas J. Pernice		January 29, 2024

TRIO PETROLEUM CORP.

Financial Statements for the Years Ended October 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Trio Petroleum Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trio Petroleum Corp. (the “Company”) as of October 31, 2023 and 2022, the related statement of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended October 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022.

Lakewood, CO

January 29, 2024

TRIO PETROLEUM CORP.

BALANCE SHEETS

	October 31, 2023	October 31, 2022

ASSETS
Current assets:
Cash	$1,561,924	$73,648
Prepaid expenses and other receivables	133,417	35,000
Deferred offering costs	-	1,643,881
Total current assets	1,695,341	1,752,529

Oil and gas properties - not subject to amortization	9,947,742	5,836,232
Advance to operators	-	1,900,000
Total assets	$11,643,083	$9,488,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$609,360	$1,164,055
Asset retirement obligations – current	2,778	2,778
Convertible note, net of discounts	1,217,597	-
Due to operators	21,651	-
Notes payable - investors, net of discounts	-	4,403,439
Notes payable - related party, net of discounts	-	1,025,497
Warrants liability	-	114,883
Total current liabilities	1,851,386	6,710,652

Long-term liabilities:
Franchise tax accrual	-	9,450
Asset retirement obligations, net of current portion	48,313	45,535
	48,313	54,985
Total liabilities	1,899,699	6,765,637

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at October 31, 2023 and 2022, respectively	-	-

Common stock, $0.0001 par value; 490,000,000 shares authorized; 31,046,516 and 16,972,800 shares issued and outstanding as of October 31, 2023 and 2022, respectively	3,105	1,697
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	20,197,171	6,633,893
Accumulated deficit	(10,446,882)	(3,902,456)
Total stockholders’ equity	9,743,384	2,723,124

Total liabilities and stockholders’ equity	$11,643,083	$9,488,761

The accompanying notes are an integral part of these financial statements.

TRIO PETROLEUM CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended October 31,
	2023	2022

Revenue	$-	$-

Operating expenses:
Exploration expense	$251,743	$28,669
General and administrative expenses	3,311,886	768,379
Stock-based compensation expense	1,044,261	6,202
Accretion expense	2,778	2,778
Total operating expenses	4,610,668	806,028

Loss from operations	(4,610,668)	(806,028)

Other expenses:
Interest expense	791,811	1,661,981
Penalty fees	-	1,322,933
Loss on settlement	13,051	-
Loss on note conversion	1,125,000	-
Licenses and fees	3,896	9,450
Total other expenses	1,933,758	2,994,364

Loss before income taxes	(6,544,426)	(3,800,392)
Provision for income taxes	-	-

Net loss	$(6,544,426)	$(3,800,392)

Basic and Diluted Net Loss per Common Share
Basic	$(0.28)	$(0.26)
Diluted	$(0.28)	$(0.26)

Weighted Average Number of Common Shares Outstanding
Basic	23,079,750	14,797,786
Diluted	23,079,750	14,797,786

The accompanying notes are an integral part of these financial statements.

TRIO PETROLEUM CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Stock	Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at November 1, 2022	16,972,800	$1,697	$(10,010)	$6,633,893	$(3,902,456)	$2,723,124
Issuance of common stock for cash, net	400,000	40	-	371,960	-	372,000
Issuance of conversion shares related to the January 2022 SPA	5,038,902	504	-	5,164,371	-	5,164,875
Issuance of commitment shares related to the January 2022 SPA	375,000	38	-	1,124,962	-	1,125,000
Issuance of common shares in IPO, net of underwriting discounts and offering costs	2,000,000	200	-	3,342,426	-	3,342,626
Issuance of pre-funded warrants	-	-	-	4,000	-	4,000
Issuance of common stock upon exercise of warrants, net	2,449,466	245	-	1,812,390	-	1,812,635
Issuance of common stock for services, net	285,500	29	-	366,630	-	366,659
Issuance of restricted stock units under the Equity Incentive Plan	2,125,000	213	-	(213)	-	-
Issuance of common stock for warrants that can be exercised per the Resale S-1/A	1,199,848	120	-	(120)	-	-
Issuance of equity warrants in connection with convertible debt (Tranche #1)	-	-	-	332,630	-	332,630
Stock-based compensation	200,000	19	-	1,044,242	-	1,044,261
Net loss	-	-	-	-	(6,544,426)	(6,544,426)
Balance at October 31, 2023	31,046,516	$3,105	$(10,010)	$20,197,171	$(10,446,882)	$9,743,384

Balance at November 1, 2021	10,982,800	$1,098	$(50,545)	$4,202,021	$(102,064)	$4,050,510
Issuance of founders’ shares	80,000	8	535	-	-	543
Issuance of security interest shares to investors	4,500,000	450	-	1,322,483	-	1,322,933
Issuance of common stock for cash, net	10,000	1	40,000	19,999	-	60,000
Issuance of warrants in connection with investor financing	-	-	-	994,091	-	994,091
Issuance of restricted stock units to outside directors	300,000	30	-	(30)	-	-
Issuance of restricted shares to executives	1,100,000	110	-	(110)	-	-
Interest imputed on note payable for acquisition of unproved oil and gas properties	-	-	-	89,237	-	89,237
Stock-based compensation	-	-	-	6,202	-	6,202
Net loss	-	-	-	-	(3,800,392)	(3,800,392)
Balance at October 31, 2022	16,972,800	$1,697	$(10,010)	$6,633,893	$(3,902,456)	$2,723,124

The accompanying notes are an integral part of these financial statements.

TRIO PETROLEUM CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,544,426)	$(3,800,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Franchise tax fees	(9,450)	9,450
Bad debt expense	25,000	-
Accretion expense	2,778	2,778
Conversion of January 2022 SPA	1,125,000	-
Debt discount - OID	(140,000)	-
Amortization of debt discount	473,240	1,218,951
Write-off of January 2022 SPA receivable	-	80,000
Imputed interest	-	89,237
Stock-based compensation	1,044,261	6,202
Penalty fees	-	1,322,933
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(123,417)	(13,846)
Accounts payable and accrued liabilities	110,180	582,543
Net cash used in operating activities	(4,036,834)	(502,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other capital expenditures for unproved oil and gas properties	(362,022)	-
Drilling costs for exploratory well	(3,749,488)	-
Advances to operators	1,900,000	-
Due to operators	21,651	-
Net cash used in investing activities	(2,189,859)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	738,659	60,543
Proceeds from notes payable – investors	-	4,820,000
Repayment of notes payable	(1,472,512)	(2,920,000)
Proceeds from issuance of common stock in IPO	6,000,000	-
Cash paid for debt issuance costs	(350,320)	(575,438)
Proceeds from exercise of warrants, net	1,812,635	-
Cash paid for deferred offering costs	(1,013,493)	(888,190)
Proceeds from convertible note (Tranche #1)	2,000,000	-
Net cash provided by financing activities	7,714,969	496,915

NET CHANGE IN CASH	1,488,276	(5,229)
Cash - Beginning of period	73,648	78,877
Cash - End of period	$1,561,924	$73,648

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of warrants	$332,630	$1,108,974
Issuance of RSUs	$213	$30
Issuance of common stock for warrants that can be exercised per the Resale S-1/A	$120	$-
Issuance of pre-funded warrants	$4,000	$-

The accompanying notes are an integral part of these financial statements.

TRIO PETROLEUM CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2023 AND 2022

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Company Organization

Trio Petroleum Corp. (“Trio Petroleum” or the “Company”) is an oil and gas exploration and development company headquartered in Bakersfield, California, with operations in Monterey County, California. The Company was incorporated on July 19, 2021, under the laws of Delaware to acquire, fund and develop oil exploration and production assets in California; it has no revenue-generating operations as of the date of this filing. The Company was formed to acquire Trio Petroleum LLC’s (“Trio LLC”) approximate 82.75% working interest, which was subsequently increased to an approximate 85.75% working interest, in the large, approximately 9,300-acre South Salinas Project located in Monterey, California, and subsequently partner with certain members of Trio LLC’s management team to develop and operate those assets. (see Note 5 and Note 6).

Acquisition of South Salinas Project

On September 14, 2021, the Company entered into a Purchase and Sale Agreement (“Trio LLC PSA”) with Trio LLC to acquire an 82.75% working interest in the South Salinas Project; the working interest included the purchased percentage of the South Salinas Project’s leases, wells and inventory in exchange for $300,000 cash, a non-interest-bearing note payable of $3,700,000 due to Trio LLC on December 17, 2021 (see Note 6 and Note 9) and 4,900,000 shares of the Company’s $0.0001 par value common stock (see Note 5 and Note 10). At the time of the acquisition, this share issuance constituted 45% of the total number of issued shares of the Company. The Company accounted for the purchase as an asset acquisition, as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 – Business Combinations. The assets and associated asset retirement obligations (“ARO”) were recorded based on relative fair value at the estimated fair value of the consideration paid (see Note 5). In April 2023, the Company purchased an additional 3% working interest in the South Salinas Project; see Note 5 for further information. As of October 31, 2023 and 2022, there were no proved reserves attributable to the approximate 9,300 acres of the property.

Initial Public Offering

The Company’s Registration Statement (Amendment No. 9) on Form S-1/A was filed with the SEC on March 24, 2023; its Initial Public Offering was declared effective on April 17, 2023 and closed on April 20, 2023 (collectively, the “Offering” or “IPO”). The Company sold 2,000,000 shares of its common stock for total gross proceeds of $6,000,000, which is described more fully in Note 4.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of October 31, 2023 and 2022.

Prepaid Expenses

Prepaid expenses consist primarily of prepaid services which will be expensed as the services are provided within twelve months. As of October 31, 2023 and 2022, the balances of the prepaids account were $133,417 and $35,000, respectively.

Deferred Offering Costs

Deferred offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the planned IPO (see Note 4). As of October 31, 2023 and 2022, offering costs in the aggregate of $0 and $1,643,881, respectively, were deferred.

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. As of October 31, 2023 and 2022, the Company recorded $350,320 and $575,438 in debt issuance costs.

Oil and Gas Assets and Exploration Costs – Successful Efforts

The Company’s projects are in early development and/or exploration stages and it has not yet realized any revenues from its operations. It applies the successful efforts method of accounting for crude oil and natural gas properties. Under this method, exploration costs such as exploratory, geological, and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. If an exploratory property provides evidence to justify potential development of reserves, drilling costs associated with the property are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory property costs considering ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are unlikely to occur, associated exploratory well costs are expensed.

Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers. As of October 31, 2023 and 2022, all of the Company’s oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

Unproved oil and natural gas properties

Unproved oil and natural gas properties consist of costs incurred to acquire unproved leases. Unproved lease acquisition costs are capitalized until the lease expires or when the Company specifically identifies a lease that will revert to the lessor, at which time it charges the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. All of the Company’s natural gas properties were classified as unproved as of October 31, 2023 and 2022; see further discussion in Note 5.

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

As of October 31, 2023 and 2022, the Company had no impairment of long-lived assets.

Asset Retirement Obligations

ARO consists of future plugging and abandonment expenses on oil and natural gas properties. In connection with the South Salinas Project acquisition described above, the Company acquired the plugging and abandonment liabilities associated with six non-producing wells. The fair value of the ARO was recorded as a liability in the period in which the wells were acquired with a corresponding increase in the carrying amount of oil and natural gas properties not subject to impairment. The Company plans to utilize the six wellbores acquired in the South Salinas Project acquisition in future exploration activities. The liability is accreted for the change in its present value each period based on the expected dates that the wellbores will be required to be plugged and abandoned. The capitalized cost of ARO is included in oil and gas properties and is a component of oil and gas property costs for purposes of impairment and, if proved reserves are found, such capitalized costs will be depreciated using the units-of-production method. The asset and liability are adjusted for changes resulting from revisions to the timing or the amount of the original estimate when deemed necessary. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Components of the changes in ARO for the years ended October 31, 2022 and 2023 are shown below:

ARO, ending balance – October 31, 2021	$45,535
Accretion expense	2,778
ARO, ending balance – October 31, 2022	48,313
Accretion expense	2,778
ARO, ending balance – October 31, 2023	51,091
Less: ARO – current	2,778
ARO, net of current portion – October 31, 2023	$48,313

Related Parties

Related parties are directly or indirectly related to the Company, through one or more intermediaries and are in control, controlled by, or under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. On September 14, 2021, the Company acquired an 82.75% working interest (which was subsequently increased to an 85.75% working interest as of April 2023) in the South Salinas Project from Trio LLC in exchange for cash, a note payable to Trio LLC and the issuance of 4.9 million shares of common stock. As of the date of the acquisition, Trio LLC owned 45% of the outstanding shares of the Company and was considered a related party. As of October 31, 2023 and 2022, Trio LLC owned less than 1% and 29%, respectively, of the outstanding shares of the Company.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At October 31, 2023 and 2022, the Company’s net deferred tax asset has been fully reserved.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive (see Note 10):

	As of October 31,		As of October 31,
	2023		2022
Warrants (Note 9, Note 10)	396,247	(4)	693,107	(1)
Convertible Notes (Note 9, Note 10)	-		2,772,429	(2)
Commitment Shares (Note 9, Note 10)	-		321,428	(3)
Restricted stock units and shares (Note 6, Note 10)	-		1,400,000	(5)
Total potentially dilutive securities	396,247		4,486,964

(1)	Balance includes warrants issued per the January 2022 Securities Purchase Agreement (“January 2022 SPA”) with GPL Ventures, LLC (“GPL”), which are exercisable into up to 50% of the number of shares of common stock issued upon full conversion of the Notes, with an exercise price equal to the conversion price.
(2)	Upon IPO, the debt will convert into a variable number of shares; the number of conversion shares is equal to the outstanding principal amount divided by the conversion price, which is equal to the lesser of a) the IPO price or b) the opening price of the common stock on the first trading day after the IPO multiplied by the discount of 50%.
(3)	The number of commitment shares to be issued is a variable number of shares for a fixed total dollar amount of $1,125,000, which is 25% of the aggregate Notes principal balance divided by the offering price of the IPO.
(4)	Balance consists of potentially dilutive shares based on 1,766,702 outstanding, equity classified warrants.
(5)	Balance consists of restricted stock units granted to five outside directors and restricted shares issued to executives.

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

Reclassification of Expenses

Certain amounts in the prior periods presented have been reclassified to the current period financial statement presentation. This reclassification has no effect on previously reported net income.

Subsequent Events

The Company evaluated all events and transactions that occurred after October 31, 2023 through the date of the filing of this report. See Note 11 for such events and transactions.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of October 31, 2023, the Company had $1,561,924 in its operating bank account and working capital deficit of $156,045. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors and its IPO, which closed with net proceeds of $4,940,000. Upon consummation of the IPO, the Company used the net proceeds to i) repay a non-interest-bearing note payable in the amount of $1,032,512, and ii) repay a bridge note with three investors with a principal amount of $440,000 (see Notes 7 and 9). Additionally, on October 4, 2023, the Company entered into a securities purchase agreement (“October 2023 SPA”) with an institutional investor for convertible note financing in an aggregate principal amount of up to $3.5 million under two tranches; on that same date, the investor funded the first tranche for approximately $1.9 million (net of original issue discount of 7%).

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of issuance of these financial statements, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 31, 2023, the Company has an accumulated deficit of $10,446,882 and has experienced losses from continuing operations. Based on the Company’s cash balance as of October 31, 2023 and projected cash needs for the twelve months following the issuance of these financial statements, management estimates that it will need to generate sufficient sales revenue and/or raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds by issuing additional shares of common stock or other equity securities or obtaining additional debt financing. Although management has been successful to date in raising necessary funding and obtaining financing through investors, there can be no assurance that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INITIAL PUBLIC OFFERING

The Company’s Registration Statement (Amendment No. 9) on Form S-1/A was filed with the SEC on March 24, 2023; its Initial Public Offering was declared effective on April 17, 2023 and closed on April 20, 2023 (collectively, the “Offering” or “IPO”). The Company sold 2,000,000 shares of common stock at a public offering price of $3.00 per share for gross proceeds of $6,000,000. After deducting the underwriting commissions, discounts and offering expenses payable by the Company, it received net proceeds of approximately $4,940,000. The Company’s common stock is listed on the NYSE American under the symbol TPET. The Company also issued warrants to purchase 100,000 shares of common stock to the underwriters at an exercise price of $3.30 per share (110% of public offering price), the cost of which was offset to additional paid-in capital upon IPO.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of October 31,	As of October 31,
	2023	2022
Oil and gas properties – not subject to amortization	$9,947,742	$5,836,232
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$9,947,742	$5,836,232

During the years ended October 31, 2023 and 2022, the Company incurred aggregate exploration costs of $251,743 and $28,669, respectively. For the current year, these expenses were exploratory, geological and geophysical costs and for the prior year, these costs were mainly for the purpose of the site surveys. All costs were expensed on the statement of operations during the applicable periods. For capitalized costs during the year ended October 31, 2023, the Company incurred $4,111,510, of which $4,011,510 and $100,000 pertained to the South Salinas Project and McCool Ranch Oil Field, respectively. Of the costs incurred during the current period for the South Salinas Project, $3,749,488 relates to the drilling of the HV-1 well and $262,022 relates to acquisition costs and the reserve analysis of the optioned assets (see Optioned Assets below, Note 6). The drilling, reserve analysis and acquisition costs were capitalized and are reflected in the balance of the oil and gas property as of October 31, 2023. During the year ended October 31, 2022, the Company paid a lessor a one-time, non-refundable payment of $252,512 to provide for an extension of the force majeure status of the property at that time; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022.

Leases

As of October 31, 2023, the Company holds various leases related to the unproved properties of the South Salinas Project (see Note 6 and Note 7); two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022 to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which the Company would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022; as of October 31, 2023, the “force majeure” status has been extinguished by the drilling of the HV-1 well, and the validity of the lease is maintained by the drilling of the well, which is in production testing.

The second lease covers 160 acres of the South Salinas Project; it is currently held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period from October 2022 through October 2023.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2023 through February 2024. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2023 through March 2024.

As of October 31, 2023, the Company assessed the unproved properties of the South Salinas Project and those adjacent to it for impairment, analyzing future drilling plans, leasehold expiration and the existence of any known dry holes in the area. The Company did not record any impairment to the oil and gas property as of October 31, 2023, as all capitalized costs represent costs to acquire unproved property leases pending further development on the balance sheet. There is no depletion related to the oil and gas property as of October 31, 2023, as the Company does not currently have production and the acquired property is not subject to amortization as of that date.

Optioned Assets

On December 22, 2022, the Company and Trio LLC entered into the Fourth Amendment to the Trio LLC PSA (see Note 6). Per the terms of the Fourth Amendment, the Company was granted a 120-day option (commencing on January 1, 2023) to acquire any or all of the following three assets currently owned in part by Trio LLC (the “Optioned Assets”). The price for this option was $150,000, which was paid by the Company to Trio LLC in April 2023; this amount was capitalized and is reflected in the balance of the oil and gas property. The Optioned Assets are as follows:

●	The McCool Ranch Oil Field (Hangman Hollow Area) asset with an option to acquire Trio LLC’s 44% working interest and their Operatorship;
●	The Kern Front Field asset with an option to acquire Trio LLC’s 22% working interest and their Operatorship; and
●	The Union Avenue Field with an option to acquire Trio LLC’s 20% working interest and their Operatorship;

The Optioned Assets are all located in California. In order to evaluate the Optioned Assets, the Company engaged KLS Petroleum Consulting, LLC (“KLSP”) to perform detailed analyses and estimations of the oil and gas reserves and of the fair market values of each of these three assets. These analyses have been completed, and as of October 31, 2023, the Company has paid approximately $39,000 to KLSP for the reserve analysis of the optioned assets; this amount has been capitalized and is reflected in the balance of the oil and gas properties on the balance sheet. Although 120-day option period has expired as of the fiscal year-end, the Company and Trio LLC are nevertheless continuing to work together cooperatively toward the goal of facilitating the Company’s acquisition of the other Optioned Assets.

Union Avenue Field Agreement

On May 12, 2023, the Company announced the signing of an Acquisition Agreement to potentially acquire up to 100% of the working interest in the Union Avenue Field. However, the Company and Trio LLC did not agree on terms and the transaction did not close.

McCool Ranch Oil Field Asset Purchase

On October 16, 2023, the Company entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project (see Note 6); the Assets are situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Oil Field. The acquired property is an oil field developed with oil wells, a water-disposal well, steam generator, boiler, various tanks, in-field steam pipelines, oil pipelines and other facilities. The property is fully and properly permitted for oil and gas production, cyclic- steam injection and water disposal; however, it is currently idle (i.e., not producing), although operations to restart production have begun. The Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it is capable of reasonably serving the produced water needs for the assets, which Refurbishment was successfully accomplished. With Refurbishment successfully accomplished, the Company will pay an additional $400,000, which shall be used in restarting production operations on the assets. As of October 31, 2023, the Company has recorded the $100,000 payment as a capitalized cost; the balance is reflected in the balance of the oil and gas property as of year-end.

Additional Working Interest – South Salinas Project

In April 2023, the Company paid Trio LLC approximately $60,000 to acquire an additional 3.026471% working interest in the South Salinas Project, of which working interest amount is one-half (1/2) of the working interest that was acquired by Trio LLC; this amount was capitalized and is reflected in the balance of the oil and gas property (see Note 6).

NOTE 6 – RELATED PARTY TRANSACTIONS

South Salinas Project – Related Party

The Company was originally formed to acquire Trio LLC’s working interest in the South Salinas Project, and subsequently partner with certain members of Trio LLC’s management to develop and operate those assets (see Note 1, Note 5). Trio LLC operates the South Salinas on behalf of the Company, and as operator, conducts and has full control of the operations and acts in the capacity of an independent contractor. Trio LLC currently holds a 3.8% working interest in the South Salinas Project and the Company holds an 85.75% working interest. The Company advances funds to Trio LLC to develop and operate the assets in the South Salinas Project; such funds have been classified in the long-term asset section of the balance sheet as Advance to Operators since April 2022, and as of October 31, 2023 and 2022, the balance of this account was $0 and $1,900,000, respectively.

Optioned Assets with Related Party

On December 22, 2022, the Company and Trio LLC entered into the Fourth Amendment to the Trio LLC PSA. Per the terms of the Fourth Amendment, the Company was granted a 120-day option (commencing on January 1, 2023) to acquire any or all of the following three assets currently owned in part by Trio LLC (the “Optioned Assets”). The price for this option was $150,000, which was paid by the Company to Trio LLC in April 2023; this amount was capitalized and is reflected in the balance of the oil and gas property. The Optioned Assets are as follows:

●	The Hangman Hollow Field asset with an option to acquire Trio LLC’s 44% working interest and their Operatorship;
●	The Kern Front Field asset with an option to acquire Trio LLC’s 22% working interest and their Operatorship; and
●	The Union Avenue Field with an option to acquire Trio LLC’s 20% working interest and their Operatorship;

McCool Ranch Oil Field Asset Purchase – Related Party

On October 16, 2023, the Company entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project (see Note 6); the Assets are situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Oil Field. The acquired property is an oil field developed with oil wells, a water-disposal well, steam generator, boiler, various tanks, in-field steam pipelines, oil pipelines and other facilities. The property is fully and properly permitted for oil and gas production, cyclic- steam injection and water disposal; however, it is currently idle (i.e., not producing), although operations to restart production have begun. The Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it is capable of reasonably serving the produced water needs for the assets, which Refurbishment was successfully accomplished. With Refurbishment successfully accomplished, the Company will pay an additional $400,000, which shall be used in restarting production operations on the assets. As of October 31, 2023, the Company has recorded the $100,000 payment as a capitalized cost; the balance is reflected in the balance of the oil and gas property as of year-end.

Additional Working Interest – South Salinas Project – Related Party

In April 2023, the Company paid Trio LLC approximately $60,000 to acquire an additional 3.026471% working interest in the South Salinas Project, of which working interest amount is one-half (1/2) of the working interest that was acquired by Trio LLC; this amount was capitalized and is reflected in the balance of the oil and gas property.

Notes Payable – Related Party

On September 14, 2021, the Company entered into a note payable with Trio LLC as part of the agreement for the purchase of an 82.75% working interest in the South Salinas Project (see Note 1). Per the Third Amendment signed on May 27, 2022, a portion of a previous payment made to Trio LLC was used to fund a lease extension payment to a third-party; as the payment previously made was to be used for other expenditures, the amount used to fund the lease extension was added to the remaining amount due to Trio LLC, increasing it from $780,000 to $1,032,512. Per an extension to the Fourth Amendment to the Trio LLC PSA, the Company made the final payment of $1,032,512 upon the consummation of the IPO. As of October 31, 2023 and 2022, the balance of the note payable was $0 and $1,025,497, respectively, with interest expense recognized of $7,015 and $120,337 for the years ended October 31, 2023 and 2022, respectively. Total payments made on the note payable for the years ended October 31, 2023 and 2022 were $1,032,512, and $2,920,000, respectively.

Restricted Stock Units (“RSUs”) issued to Directors

On July 11, 2022, the Company issued 60,000 shares of its $0.0001 par common stock to each of its five outside Directors with a fair value of $0.29 per share for an aggregate grant date value of $88,200. The fair value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability. The shares, or RSUs, vest in full upon the six-month anniversary of the IPO, subject to the directors’ continued service on the vesting date; upon issuance, the shares will be fully paid and non-assessable. Upon consummation of the IPO, the vesting period for these shares began and for the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation in the amount of $88,200 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $0 as of the period ended October 31, 2023.

On September 2, 2023, the Company issued an aggregate 425,000 shares of its $0.0001 par common stock to four outside directors with a fair value of $0.64 per share for a grant date value of $273,275. The shares, or RSUs, vest in full upon the six-month anniversary of the vesting commencement date (or August 28,2023), subject to the directors’ continued service on the vesting date. For the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation in the amount of $96,016 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $177,259 as of the period ended October 31, 2023.

Restricted Shares issued to Executives and Employees

In February 2022, the Company entered into employee agreements with Frank Ingriselli (Chief Executive Officer or “CEO”) and Greg Overholtzer (Chief Financial Officer or “CFO”) which, among other things, provided for the grant of restricted shares in the amounts of 1,000,000 and 100,000, respectively, pursuant to the 2022 Equity Incentive Plan (“the Plan”). Per the terms of the employee agreements, subject to continued employment, the restricted shares vest over a two-year period, under which 25% will vest upon the earlier of three months after the IPO or six months after the grant date. After this date, the remainder vest in equal tranches every six months until fully vested. As the Plan was not adopted until October 17, 2022 (see Note 7), these shares will be recorded as of that date at a fair value of $0.294 per share; such value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability (see Note 10). As of October 31, 2022, the Company recorded 1,100,000 restricted shares at a fair value of $323,400, and for the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation of $161,700 and $6,202, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $155,498 as of October 31, 2023.

In May 2023, the Company entered into six employee agreements which, among other things, provided for the grant of an aggregate of 700,000 restricted shares pursuant to the Plan. Per the terms of the employee agreements, subject to continued employment, the restricted shares vest as follows: 25% of the shares will vest five months after the issuance date, after which the remainder vest in equal tranches every six months until fully vested. The shares were recorded on the date of issuance at a fair value of $2.15 per share for an aggregate fair value of $1,505,000, and for the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation of $440,219 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $1,064,781 as of the period ended October 31, 2023.

On July 20, 2023, pursuant to the Ingriselli Employment Agreement (see above), the Company issued 200,000 restricted shares (subject to the Plan) as a discretionary annual bonus at a fair value of $1.07 per share to Mr. Ingriselli for an aggregate fair value of $213,000. The shares vested fully on July 24, 2023 and the Company recognized stock-based compensation of $213,000 within stock-based compensation expenses on the income statement for the period ended July 31, 2023.

On October 16, 2023, the Company and Michael L. Peterson entered into an employment agreement (the “Peterson Employment Agreement”), effective as of October 23, 2023, pursuant to which Mr. Peterson will serve as Chief Executive Officer of the Company, replacing Mr. Ingriselli. Pursuant to the Peterson Employment Agreement, Mr. Peterson will be paid an annual base salary of $350,000. In addition, Mr. Peterson is entitled to receive, subject to his continuing employment with the Company on the applicable date of the bonus payout, an annual target discretionary bonus of up to 100% of his annual base salary, payable at the discretion of the Compensation Committee of the Board based upon the Company’s and Mr. Peterson’s achievement of objectives and milestones to be determined on an annual basis by the Board.

Pursuant to the Peterson Employment Agreement, the Company issued Mr. Peterson is a grant of 1,000,000 shares of restricted stock pursuant to the Company’s Omnibus Incentive Compensation Plan (the “Plan”) at a fair value of $0.27 per share for a grant date fair value of $271,000. The restricted stock grant vests over a period of two years, with 25% of the shares of restricted stock vesting six months after the Peterson Employment Agreement Effective Date, and the remainder vesting in equal tranches on each of the 12-, 18-, and 24-month anniversary dates of the Peterson Employment Agreement. As of October 31, 2023, the Company recognized stock-based compensation of $3,341 within stock-based compensation expenses on the income statement, with unrecognized expense of $267,659.

Consulting Agreement – Related Party

On October 6, 2023, Mr. Ingriselli delivered notice of his resignation as the Company’s Chief Executive Officer, effective on October 23, 2023. Upon his resignation, Mr. Ingriselli will continue as a director and hold the title of “Vice Chairman” of the Board of Directors of the Company. In addition, on October 16, 2023, the Company and Global Venture Investments LLC (“Consultant”), a Delaware Limited Liability Company and a wholly owned consulting firm owned 100% by Mr. Ingriselli, entered into a consulting agreement, effective as of the date of resignation and continuing through December 31, 2023.  Pursuant to the Consulting Agreement, the Company will pay Mr. Ingriselli a cash consulting fee equal to $10,000 per month, payable within five business days after the commencement of each calendar month during the term of the Consulting Agreement. The Consulting Agreement terminated on December 31, 2023, in accordance with its terms.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various claims that arise in the ordinary course of business. Management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations, or cash flows of the Company.

Unproved Property Leases

As of October 31, 2023, the Company holds various leases related to the unproved properties of the South Salinas Project (see Note 5); two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022 to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which the Company would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022; as of October 31, 2023, the “force majeure” status has been extinguished by the drilling of the HV-1 well, and the validity of the lease is maintained by the drilling of the well, which is in production testing.

The second lease covers 160 acres of the South Salinas Project; it is currently held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period from October 2022 through October 2023.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2023 through February 2024. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2023 through March 2024.

As of October 31, 2023, the Company assessed the unproved properties of the South Salinas Project and those adjacent to it for impairment, analyzing future drilling plans, leasehold expiration and the existence of any known dry holes in the area. Management concluded there is no impairment allowance required as of the balance sheet date.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO and as of October 31, 2023, the Company has recognized $156,154 in directors’ fees.

Agreements with Advisors

On July 28, 2022, the Company entered into an agreement with Spartan Capital Securities, LLC (“Spartan”) whereby Spartan will serve as the exclusive agent, advisor or underwriter in any offering of securities of the Company for the term of the agreement, which is one year. The agreement provides for a $25,000 non-refundable advance upon execution of the agreement and completion of a bridge offering to be credited against the accountable expenses incurred by Spartan upon successful completion of the IPO, a cash fee or an underwriter discount of 7.5% of the aggregate proceeds raised in the IPO, warrants to purchase a number of common shares equal to 5% of the aggregate number of common shares placed in the IPO, an expense allowance of up to $150,000 for fees and expenses of legal counsel and other out-of-pocket expenses and 1% of the gross proceeds of the IPO to Spartan for non-accountable expenses. The agreement also provides for an option to Spartan that is exercisable within 45 days after the closing of the IPO to purchase up to an additional 15% of the total number of securities offered by the Company in the IPO. For a period of 18 months following the July 28, 2023 expiration of the agreement, Spartan shall be entitled to receive the same 7.5% cash fee and 5% warrant coverage compensation under the “tail” terms of the agreement with respect to financing transactions the Company consummates with any party contacted or introduced by Spartan to the Company prior to the expiration of the Spartan agreement.

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

Trio LLC – Monthly Consulting Fee

Pursuant to the Fourth Amendment to the Trio LLC PSA, the Company agreed, retroactively commencing on May 1, 2022, to accrue a monthly consulting fee of $35,000, due and payable by the Company to Trio LLC. This fee is intended to cover the work being done for the Company by Trio LLC’s employees prior to the closing date of the Company’s IPO. As of October 31, 2023, the Company has accrued and paid $406,000 in fees for these services.

On May 1, 2023, the Company entered into six employment agreements with Trio LLC employees; the agreements provide for compensation and restricted shares pursuant to the Plan (see Note 10) with a start date of May 1, 2023, provided that each individual continues to serve as an employee of Trio LLC on a part-time basis.

NOTE 8 – INCOME TAXES

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

Significant components of the Company’s deferred tax assets are summarized below.

	As of October 31,	As of October 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$1,095,000	$797,000
Total deferred tax asset	1,095,000	797,000
Valuation allowance	(1,095,000)	(797,000)
	$-	$-

As of October 31, 2023 and 2022, the Company had approximately $1,095,000 and $797,000, respectively, in net operating loss carry-forwards for federal and state income tax reporting (tax effected) purposes. As a result of the Tax Cuts Job Act 2017 (the “Act”), certain future carryforwards do not expire. The Company has not performed a formal analysis but believes its ability to use such net operating losses and tax credit carryforwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by the Company’s management to be less likely than not. The valuation allowance increased $298,000 and $776,000 during the years ended October 31, 2023 and 2022, respectively.

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	As of October 31,	As of October 31,
	2023	2022
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	-%	-%
Change in valuation allowance	21%	21%
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2023 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

NOTE 9 – NOTES PAYABLE

Notes payable as of October 31, 2023 and 2022 consisted of the following:

	As of October 31,	As of October 31,
	2023	2022
Notes payable – related party, net of discounts	$-	$1,025,497
Notes payable – investors, net of discounts	-	4,137,720
Bridge note, net of discounts	-	265,719
Convertible note, net of discounts	1,217,597	-
Total Notes payable	$1,217,597	$5,428,936

Notes Payable – Related Party

On September 14, 2021, the Company entered into a note payable with Trio LLC as part of the agreement for the purchase of an 82.75% working interest in the South Salinas Project (see Note 1). Per the Third Amendment signed on May 27, 2022, a portion of a previous payment made to Trio LLC was used to fund a lease extension payment to a third-party; as the payment previously made was to be used for other expenditures, the amount used to fund the lease extension was added to the remaining amount due to Trio LLC, increasing it from $780,000 to $1,032,512. Per an extension to the Fourth Amendment to the Trio LLC PSA, the Company made the final payment of $1,032,512 upon the consummation of the IPO. As of October 31, 2023 and 2022, the balance of the note payable was $0 and $1,025,497, respectively, with interest expense recognized of $7,015 and $120,337 for the years ended October 31, 2023, respectively. Total payments made on the note payable for years ended October 31, 2023 and 2022 were $1,032,512 and $2,920,000, respectively.

Notes Payable – Investors (January 2022 SPA)

On January 28, 2022, the Company entered into the January 2022 SPA with GPL, pursuant to which (i) in exchange for $4,500,000 in consideration, the Company issued senior secured convertible promissory notes (the “January 2022 Notes”) with an aggregate principal amount of $4,500,000 (ii) the Company issued warrants to purchase up to 50% of the number of shares of Common Stock issued upon the full conversion of the January 2022 Notes, and (iii) conditional upon a successful IPO, the Company agreed to issue commitment shares (“Commitment Shares”) to the investors (“GPL Investors”) upon the date of the Company’s IPO. The Notes were collateralized with a security interest in the oil and gas properties, which was to be perfected by April 28, 2022. In the event the collateral was not perfected by April 28, 2022, the Company was required to deliver 4,500,000 shares (“Default Shares”) to the investors. The Default Shares were initially held in escrow until the earlier of a) the granting and perfection of the security interest, b) the conversion of the January 2022 Notes upon the IPO or c) April 28, 2022. As the Company failed to perfect the security interest and no IPO occurred by April 28, 2022, the Default Shares were delivered to the investors on April 28, 2022. The shares were issued at a fair value of $0.29 per share for an aggregate value of $1,322,933, and this amount was recognized as penalty fees related to debt on the income statement.

The January 2022 Notes have a maturity date on the earlier of April 30, 2023 (such maturity date being extended initially from January 28, 2023 pursuant to the amendment to the January 2022 Notes signed on January 23, 2023 and again from February 28, 2023 pursuant to the second amendment to the January 2022 Notes signed on February 23, 2023) or the IPO and bear interest at a rate of 8% per annum, which is to be accrued and paid on the maturity date. Because the Company’s IPO did not occur by August 1, 2022 and the Company did not default on the January 2022 Notes, the interest percentage increased to 15% per annum. The principal and interest payable on the January 2022 Notes will automatically convert into shares upon the IPO. The conversion price is the lesser of i) the IPO price multiplied by the discount of 50% or ii) the opening price of the shares of Common Stock on the trading day following the date of the consummation of the IPO multiplied by the discount of 50%. The number of conversion shares is the outstanding principal amount divided by the conversion price. Upon the consummation of the IPO, the debt will convert into a fixed dollar amount of $9,000,000 of a variable number of shares.

Upon consummation of its IPO, the Company converted the aggregate outstanding principal and accrued interest balances of $4,500,000 and $664,875, respectively, into 5,038,902 shares of common stock; the number of conversion shares was calculated by dividing the aggregate balance of $5,164,875 by the opening trading price of its common stock on April 19, 2023 of $2.05, with a discount applied of 50%. The Company also issued 375,000 commitment shares, the number of which was calculated by taking 25% of the outstanding principal balance of $4,500,000 and dividing it by the IPO price of $3.00 per share, with the expense for issuing the commitment shares being recognized as a loss on the income statement as of April 30, 2023. As of October 31, 2023 and 2022, the balance of the Notes payable was $0 and $4,137,720, with interest expense of $674,405 and $1,136,811 for the years ended October 31, 2023 and 2022, respectively.

Bridge Note

During September 2022, the Company entered into an agreement or bridge note (“Bridge Note”) with three investors; the Bridge Note includes original issue discount senior notes (“Notes”) with gross proceeds of $444,000, a 10% Original Issue Discount (“OID”) of $44,000 and debt issuance costs of $70,438, for net proceeds of $329,562 to the Company. The Bridge Note included pre-funded warrants that permit the investors to purchase a number of shares of the Company’s common stock (equal to 100% of the original principal amount of the Notes), which can be exercised from the date of the warrant agreement to five years from the date of the Company’s IPO at an exercise price of $0.01. The Notes had a maturity date of the earlier of i) April 30, 2023 or ii) the completion of the IPO. The Notes bore interest at 8% per annum, which would waived if the Company completed a successful IPO within 90 days of the closing of financing; in the event of default, the interest percentage would increase to 15% per annum.

The Company also issued pre-funded warrants in connection with the Bridge Note to purchase a number of shares equal to the number of dollars of the Notes, or 400,000, at an exercise price of $0.01 per share; the Company determined the warrants are equity classified and can be exercised at any time from the date of the warrant agreement to five years from the date of the completion of the IPO. The Company also incurred debt issuance costs of $70,438 in connection with the issuance of the Notes and warrants. The values of the OID, warrants and debt issuance costs are recorded as debt discounts and amortized over the life of the Notes as interest expense.

Upon consummation of its IPO, the Company repaid the Bridge Note in the amount of $440,000 and interest was waived by the investors. As of October 31, 2023 and 2022, the balance of the Bridge Note (which is included within the Notes payable – investors, net of discounts line item on the balance sheet) is $0 and $265,719, respectively, with interest expense of $174,281 and $51,040 for the years ended October 31, 2023 and 2022, respectively.

Convertible note – investors (October 2023 SPA)

On October 4, 2023, the Company entered into a securities purchase agreement (the “October 2023 SPA”) with an investor; the October 2023 SPA provides for loans in an aggregate principal amount of up to $3.5 million under two tranches, with first and second tranche fund amounts of $2.0 million and $1.5 million, respectively. The first tranche will be immediately funded upon closing and the second tranche will be funded after the Company provides written confirmation to the investor and subject to the mutual consent of the investor and the Company that (i) stockholder approval of the transactions has been obtained for the purpose of complying with the NYSE/NYSE American Rules; (ii) that a resale Registration Statement on Form S-1 (the “Resale Registration Statement”) has been declared effective by the SEC for the registration of the shares of Common Stock issuable upon conversion of the Note and the Warrant and (iii) there is no Event of Default (as defined in the October 2023 SPA that has occurred or will occur as a result of such additional funding and in full force and effect).

In consideration for the investor’s funding of the first tranche, the Company issued and sold to the investor, in a private placement, i) a senior secured convertible promissory note in the aggregate principal amount of $2,000,000 (the “Note”) and ii) a warrant to purchase up to 866,702 shares of Common Stock at an initial exercise price of $1.20 per share of Common Stock, subject to certain adjustments (the “Common Warrant”). The Note is initially convertible into shares of Common Stock at conversion price of $1.20, subject to certain adjustments (the “Conversion Price”), provided that the Conversion Price shall not be reduced below $0.35 (the “Floor Price”). The Note does not bear any interest and matures on April 4, 2025.

Upon the initial funding on October 4, 2023, the Company recorded gross proceeds of approximately $2.0 million, a 7% original issue discount of $140,000 and debt issuance costs of $350,320, for net proceeds of approximately $1.5 million. The Company also issued a warrant to purchase up to 866,702 shares of common stock with an aggregate relative fair value of $332,630; the factors used to determine fair value were a share price of $0.55, an exercise price of $1.20, an expected term of 5 years, annualized volatility of 137.10%, a dividend rate of zero percent and a discount rate of 4.72%.

Commencing on the earlier of (i) the day that is the four months after October 4, 2023 and (ii) the date on which the first Resale Registration Statement shall have been declared effective by the SEC, the Company is required to pay to the investor the outstanding principal balance under the Note in monthly installments, on such date and each one (1) month anniversary thereof, in an amount equal to 103% of the total principal amount multiplied by the quotient determined by dividing one by the number of months remaining until the maturity date of the Note, until the outstanding principal amount has been paid in full or, if earlier, upon acceleration, conversion or redemption of the Note in accordance with its terms. All monthly payments are payable by the Company, in cash, provided that under certain circumstances, as provided in the Note, the Company may elect to pay in shares of Common Stock.

As collateral for the obligations under the October 2023 SPA, the Company has granted to the investor a senior security interest in all of the Company’s assets (inclusive of intellectual property), subject to certain exceptions, as set forth in the Security Agreement (as defined in the October 2023 SPA). The Company has also entered into a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (the “Deed of Trust”) with the Investor granting to the Investor a security interest in certain oil and gas interests held by the Company in California (the “Deed of Trust”).

In connection with the October 2023 SPA, on October 4, 2023, the Company entered into voting agreements (collectively, the “Voting Agreements”) with certain Company stockholders, directors and officers, representing any aggregate of 4,025,000 shares of Common Stock, including Frank Ingriselli, the Company’s Chief Executive Officer, and a certain entity affiliated with Mr. Ingriselli. Pursuant to the Voting Agreements, each stockholder party thereto has agreed to vote its shares of Common Stock to approve the issuance of the securities under the Securities Purchase Agreement for the purpose of complying with the applicable NYSE/NYSE American Rules requiring stockholder approval for the Company’s issuance of shares of Common Stock, in connection with the transactions contemplated under the October 2023 SPA, in excess of 20% of the number of shares of Common Stock outstanding on the date hereof. Each Voting Agreement will terminate upon the sufficient stockholder vote required to approve the stockholder proposals in connection with respect to the transactions contemplated in the October 2023 SPA (the “Voting Agreement Expiration Date”).

In connection with the October 2023 SPA, on October 4, 2023, the Company entered into a registration rights agreement (the “October 2023 RRA”) with the investor pursuant to which the Registrable Securities (as defined therein) held by the investor, subject to certain conditions, are entitled to registration under the Securities Act. Pursuant to October 2023 RRA, the Company is required to, within 30 days after the date thereof, and within 10 days after the Closing of the Second Tranche (as such term is defined in the October 2023 SPA), file with the SEC (at the Company’s sole cost and expense) a Resale Registration Statement and to cause such Resale Registration Statement to be effective within 60 days after the applicable filing date, covering the resale by the Investor of the Registrable Securities.

Under the terms of the October 2023 SPA, the October 2023 RRA and the Note, the Company is required to reserve and register 13,161,976 shares of Common Stock in a Resale Registration Statement which such number represents 200% of the number of shares on the exercise of the Common Warrants and 200% of the number of shares upon the conversion of the Note.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue an aggregate of 500,000,000 shares. The authorized capital stock is divided into: (i) 490,000,000 shares of common stock having a par value of $0.0001 per share and (ii) 10,000,000 shares of preferred stock having a par value of $0.0001 per share.

In January 2022, the Company entered into the January 2022 SPA with GPL, which has warrants attached that are exercisable into up to 50% of the number of shares of common stock issued upon full conversion of the Notes. The Company determined the warrants are equity classified and used a third party to perform a valuation to estimate their fair market value at January 28, 2022, which was $994,091.

On April 28, 2022, the Company issued 4,500,000 shares of its $0.0001 par common stock at a price of $0.29 per share for a total aggregate fair value of $1,322,933 to GPL as default shares in connection with the January 2022 SPA (see Note 3, Note 6 and Note 9).

On July 11, 2022, the Company issued 60,000 shares of its $0.0001 par common stock to each of its five outside Directors for a total aggregate amount of 300,000 shares. The shares, or RSUs, vest in full upon the six-month anniversary of the IPO, subject to the directors’ continued service on the vesting date; upon issuance, the shares will be fully paid and non-assessable. The RSUs were recorded at a fair value of $0.29 per share for a total value of $88,200. Upon consummation of the IPO, the vesting period for these shares began and for the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation in the amount of $88,200 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $0 as of the period ended October 31, 2023.

On October 17, 2022, the Company issued 1,100,000 restricted shares to two of its executives pursuant to the Plan. As the Plan was not adopted until October 17, 2022, these shares were recorded as of that date at a fair value of $0.29 per share; such value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability. As of October 31, 2022, the Company recorded 1,100,000 restricted shares at a fair value of $323,400 and for the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation of $161,700 and $6,202, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $155,498 as of October 31, 2023.

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

In April 2023, upon consummation of its IPO, the Company also issued 375,000 commitment shares, the number of which was calculated by taking 25% of the outstanding principal balance of the January 2022 Notes of $4,500,000 and dividing it by the IPO price of $3.00 per share

On April 20, 2023, the Company issued 12,500 shares of common stock at a fair value of $2.00 per share to consultants in exchange for services rendered; the aggregate amount of $25,000 was recorded as fees for professional services as of the end of the period.

On May 1, 2023, the Company issued 700,000 restricted shares to six of its employees pursuant to the Plan (see Note 6); the shares were recorded at a fair value of $2.15 per share for an aggregate grant date fair value of $1,505,000, and for the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation of $440,219 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $1,064,781 as of the period ended October 31, 2023.

On May 2, 2023, June 23, 2023 and July 11, 2023, the Company issued 25,000, 100,000 and 100,000 shares of common stock, par value of $0.0001, respectively, at a fair value of $2.10, $0.88 and $1.21, respectively, to consultants in exchange for services rendered; the aggregate amounts of $52,500, $88,000 and $121,000, respectively, were recorded as fees for professional services as of the end of the period.

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

On September 2, 2023, the Company issued 425,000 shares of its $0.0001 par common stock to four outside Directors with a fair value of $0.64 per share for a grant date value of $273,275. The shares, or RSUs, vest in full upon the six-month anniversary of the vesting commencement date (or August 28,2023), subject to the directors’ continued service on the vesting date. For the years ended October 31, 2023 and 2022, the Company recognized stock-based compensation in the amount of $96,016 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $177,259 as of the period ended October 31, 2023.

On October 16, 2023, pursuant to the Peterson Employment Agreement, the Company issued Mr. Peterson is a grant of 1,000,000 shares of restricted stock pursuant to the Plan at a fair value of $0.27 per share for a grant date fair value of $271,000. The restricted stock grant vests over a period of two years, with 25% of the shares of restricted stock vesting six months after the Peterson Employment Agreement Effective Date, and the remainder vesting in equal tranches on each of the 12-, 18-, and 24-month anniversary dates of the Peterson Employment Agreement. As of October 31, 2023, the Company recognized stock-based compensation of $3,341 within stock-based compensation expenses on the income statement, with unrecognized expense of $267,659.

Warrants

January 2022 SPA with GPL Warrants

In January 2022, the Company entered into the January 2022 SPA with GPL, which had warrants attached that were exercisable into up to 50% of the number of shares of common stock issued upon full conversion of the Notes. The Company determined the warrants were equity classified and used a third party to perform a valuation to estimate their fair market value at January 28, 2022, which was $994,091. The factors used to determine their fair value were a term of 3 years, volatility of 92%, a share price based on comparable companies and an exercise price of 50% of the stock price upon the Company’s IPO.

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

To assess for the change in relative fair value, the Company performed a Black Scholes Option Model calculation to quantify the fair value of 1,959,573 common warrants under their original terms as of the modification date using the following assumptions: a share price of $1.43, an exercise price of $1.03, an expected term of 3.0 years, volatility of 136%, a dividend rate of 0% and a discount rate of 4.54%. The Company then performed a Black Scholes Option Model calculation to quantify the fair value of 2,449,466 common warrants with their new modified terms as of the modification date using the following assumptions: a share price of $1.53, an exercise price of $0.80, an expected term of 3.0 years, volatility of 136%, a dividend rate of 0% and a discount rate of 4.54%. The aggregate difference of approximately $0.3 million between the two calculated amounts was recorded as an equity issuance cost within equity during the period to account for the change in relative fair value.

On September 20, 2023, the Company and the sixth GPL investor entered into an amendment to their particular warrant agreement, pursuant to which the Company agreed to amend the warrant held by the holder in order to (i) reduce the exercise price of the warrant from an exercise price of $1.03 per share to $0.11 per share and (ii) add a customary cashless exercise provision to the warrant. On September 21, 2023, the holder delivered a notice of exercise to the Company exercising the Warrant, in full, on a “cashless basis,” pursuant to which an aggregate of 451,831 shares of common stock were issued to the holder on or before September 25, 2023.

The Company accounted for the amendments as warrant modifications, whereby the effect of the modifications is measured as the difference in relative fair value immediately before the modification and after the modification; and any increase to the relative fair value is recognized as equity issuance costs.

To assess for the change in relative fair value, the Company performed a Black Scholes Option Model calculation to quantify the fair value of 559,878 common warrants under their original terms as of the modification date using the following assumptions: a share price of $0.57, an exercise price of $1.03, an expected term of 3.0 years, volatility of 148%, a dividend rate of 0% and a discount rate of 4.82%. The Company then performed a Black Scholes Option Model calculation to quantify the fair value of 451,831 common warrants with their new modified terms as of the modification date using the following assumptions: a share price of $0.57, an exercise price of $0.11, an expected term of 3.0 years, volatility of 148%, a dividend rate of 0% and a discount rate of 4.82%. The aggregate difference of less than $1,000 between the two calculated amounts was recorded as an equity issuance cost within equity during the period to account for the change in relative fair value.

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

A summary of the warrant activity during the years ended October 31, 2023 and 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2021	-	$-	-	$-
Issued	-	-	-	-
Outstanding, November 1, 2022	-	-	-	-
Issued	4,776,046	1.04	3.1	-
Exercised	(2,901,298)	1.03	-	-
Cancelled	-	-	-	-
Expired	(108,047)	-	-	-
Outstanding, October 31, 2023	1,766,702	$1.12	3.9	$211,200

Exercisable, October 31, 2023	1,766,702	$1.12	3.9	$211,200

A summary of outstanding and exercisable warrants as of October 31, 2023 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$0.01	400,000	4.5	400,000
$1.50	400,000	1.1	400,000
$3.30	100,000	4.5	100,000
$1.20	866,702	4.9	866,702
	1,766,702	3.9	1,766,702

Stock Options

A summary of the option activity during the years ended October 31, 2023 and 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2021	-	$-	-	$-
Issued	-	-	-	-
Outstanding, November 1, 2022	-	-	-	-
Issued	120,000	0.52	4.8	1,800
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, October 31, 2023	120,000	$0.52	4.8	$1,800

Exercisable, October 31, 2023	90,000	$0.52	4.8	$1,350

A summary of outstanding and exercisable options as of October 31, 2023 and 2022 is presented below:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$0.52	120,000	4.8	90,000
	120,000	4.8	90,000

On August 15, 2023, the Company issued five-year options to purchase 120,000 shares of the Company’s common stock to a consultant of the Company, pursuant to the Plan. The options have an exercise price of $0.52 per share and vest monthly over a period of 24 months, beginning on the vesting commencement date. The options have a grant date fair value of $55,711, which will be recognized over the vesting term.

The assumptions used in the Black-Scholes valuation method for these options issued in 2023 were as follows:

Risk free interest rate	4.36%
Expected term (years)	5.0
Expected volatility	137.1%
Expected dividends	0%

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after October 31, 2023, through the date the financial statements were issued. Except for the following, there are no subsequent events identified that would require disclosure in the financial statements.

Resale Form S-1

On November 11, 2023, the Company filed a Form S-1 for the resale of i) up to 11,428,572 shares of common stock issuable upon conversion of a senior secured convertible promissory note, ii) up to 1,733,404 shares of common stock issuable upon exercise of a common warrant, and iii) up to 83,333 shares of common stock issuable upon exercise of a placement agent warrant.

First Amendment to the Resales Form S-1

On December 6, 2023, the Company filed the first amendment to the Form S-1 filed with the SEC on November 3, 2023.

Asphalt Ridge Option Agreement and Amendment

On November 10, 2023, the Company entered into a leasehold acquisition and development option agreement (“AR Agreement”) with Heavy Sweet Oil LLC (“Heavy Sweet”) to purchase up to a 20% production share (“Asphalt Ridge Option”) in certain leases in eastern Utah totaling 960 acres. The Asphalt Ridge Option has a term of nine months, through August 10, 2024, and gives the Company the exclusive right, but not the obligation, to acquire up to a 20% interest in the leases for $2,000,000, which may be invested in tranches, provided that the initial tranche closing occurs during the option period and subsequent tranches occur as soon thereafter as practical within the Asphalt Ridge Option period, with each tranche providing the Company a portion of the ownership of the leases. Upon receipt of any funding from the Company pursuant to the Asphalt Ridge Option, Heavy Sweet is required to pay that amount to the named operator of the properties, to pay for engineering, procurement, operations, sales, and logistics activities on the properties.

On December 29, 2023, the Company and Heavy Sweet entered into an Amendment to the AR Agreement (the “AR Amendment”), pursuant to which the Company and Heavy Sweet amended the AR Agreement to provide that, within three business days of the effective date of the AR Amendment, the Company would fund $200,000 of the $2,000,000 total purchase price in exchange for the Company receiving an immediate 2% interest in the leases, which advanced funds would be used solely for the building of roads and related infrastructure in furtherance of the development plan. On December 29, 2023, the Company paid the $200,000 advance to Heavy Sweet and was assigned a 2% interest in the leases.

Amendment to October 2023 SPA and Second Tranche Financing

On December 29, 2023, the Company and an investor entered into an Amendment to the October 2023 SPA (see Note 9), whereby in connection with the closing of the second tranche, (i) the fixed conversion price of the convertible promissory note issued and (ii) the exercise price of the warrant issued in connection with the second tranche were both reduced from $1.20 to $0.50. The closing of the second tranche will be in the principal amount of $550,000.

On January 2, 2024, the Company closed on the second tranche and received gross proceeds of $511,500; in consideration for the funding, the Company issued to the investor a note in the principal amount of $550,000 with a conversion price of $0.50, subject to certain adjustments and a warrant to purchase up to 445,561 shares of common stock at an initial exercise price of $0.50 per share, subject to certain adjustments.

