Form 10-Q
period 2024-01-31
Trio Petroleum Corp.
filed 2024-03-18
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2024

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

As of March 15, 2024, there were 36,911,823 shares of the registrant’s common stock outstanding.

TRIO PETROLEUM CORP.

FORM 10-Q

For the Quarter Ended January 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIO PETROLEUM CORP.

CONDENSED BALANCE SHEETS

	January 31, 2024	October 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$348,748	$1,561,924
Prepaid expenses and other receivables	127,120	133,417
Total current assets	475,868	1,695,341

Oil and gas properties - not subject to amortization	10,860,253	9,947,742
Total assets	$11,336,121	$11,643,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$561,687	$609,360
Asset retirement obligations – current	2,778	2,778
Convertible note, net of discounts	1,270,927	1,217,597
Due to operators	91,395	21,651
Total current liabilities	1,926,787	1,851,386

Long-term liabilities:
Payable to related party	320,000	-
Asset retirement obligations, net of current portion	49,008	48,313
	369,008	48,313
Total liabilities	2,295,795	1,899,699

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at January 31, 2024 and October 31, 2023, respectively	-	-

Common stock, $0.0001 par value; 490,000,000 shares authorized; 32,350,090 and 31,046,516 shares issued and outstanding as of January 31, 2024 and October 31, 2023, respectively	3,235	3,105
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	21,196,031	20,197,171
Accumulated deficit	(12,148,930)	(10,446,882)
Total stockholders’ equity	9,040,326	9,743,384

Total liabilities and stockholders’ equity	$11,336,121	$11,643,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	January 31,
	2024	2023
Revenue	$-	$-

Operating Expenses:
Exploration expense	84,594	-
General and administrative expenses	947,268	124,256
Stock-based compensation expense	407,618	40,757
Accretion expense	695	695
Total Operating Expenses	1,440,175	165,708

Loss From Operations	(1,440,175)	(165,708)
Other Expenses:
Interest expense	159,298	652,573
Loss on note conversion	92,153	-
Licenses and fees	10,422	-
Total other expenses	261,873	652,573

Loss before income taxes	(1,702,048)	(818,281)
Provision for income taxes	-	-

Net loss	$(1,702,048)	$(818,281)

Basic and Diluted Net Loss per Common Share
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

Weighted Average Number of Common Shares
Basic	31,604,203	17,157,583
Diluted	31,604,203	17,157,583

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended January 31, 2024
	Common Stock		Stock Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at November 1, 2023	31,046,516	$3,105	$(10,010)	$20,197,171	$(10,446,882)	$9,743,384
Issuance of common stock in repayment of convertible note	1,103,574	110	-	344,572	-	344,682
Issuance of common stock for services	200,000	20	-	95,180	-	95,200
Issuance of equity warrants in connection with convertible note	-	-	-	151,490	-	151,490
Stock-based compensation	-	-	-	407,618	-	407,618
Net loss	-	-	-	-	(1,702,048)	(1,702,048)
Balance at January 31, 2024	32,350,090	$3,235	$(10,010)	$21,196,031	$(12,148,931)	$9,040,326

	For the Three Months Ended January 31, 2023
	Common Stock		Stock Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at November 1, 2022	16,972,800	$1,697	$(10,010)	$6,633,893	$(3,902,456)	$2,723,124
Issuance of common stock for cash, net	400,000	40	-	371,960	-	372,000
Stock-based compensation	-	-	-	40,757	-	40,757
Net loss	-	-	-	-	(818,281)	(818,281)
Balance at January 31, 2023	17,372,800	$1,737	$(10,010)	$7,046,610	$(4,720,737)	$2,317,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended January 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,702,048)	$(818,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	95,200	-
Issuance of equity warrants connected to convertible note	151,490	(13)
Accretion expense	695	695
Conversion of convertible note payments into common stock	344,682	-
Debt discounts – convertible note	(189,990)	-
Amortization of debt discounts	159,298	483,823
Stock-based compensation	407,618	40,757
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	6,297	(193)
Accounts payable and accrued liabilities	(47,673)	75,746
Net cash used in operating activities	(774,431)	(217,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other capital expenditures for unproved oil and gas properties	(912,511)	-
Payable to related party	320,000	-
Due to operators	69,744	-
Net cash used in investing activities	(522,767)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	372,000
Payment of convertible note	(375,000)	-
Payment for debt issuance costs	(90,978)	-
Payment for deferred offering costs	-	(115,651)
Proceeds from convertible note	550,000	-
Net cash provided by financing activities	84,022	256,349

NET CHANGE IN CASH	(1,213,176)	38,883
Cash - Beginning of period	1,561,924	73,648
Cash - End of period	$348,748	$112,531

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of warrants	$151,490	$1,108,974
Issuance of RSUs	$-	$30

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2024

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Company Organization

Trio Petroleum Corp. (“Trio Petroleum” or the “Company”) is an oil and gas exploration and development company headquartered in Bakersfield, California, with operations in Monterey County, California and Uintah County, Utah. The Company was incorporated on July 19, 2021, under the laws of Delaware to acquire, fund and develop oil exploration and production assets, initially in California; it has no revenue-generating operations as of the date of this filing. The Company was formed to acquire Trio Petroleum LLC’s (“Trio LLC”) approximate 82.75% working interest, which was subsequently increased to an approximate 85.75% working interest, in the large, approximately 9,300-acre South Salinas Project located in Monterey, California, and subsequently partner with certain members of Trio LLC’s management team to develop and operate those assets.

Acquisition of South Salinas Project

On September 14, 2021, the Company entered into a Purchase and Sale Agreement (“Trio LLC PSA”) with Trio LLC to acquire an 82.75% working interest in the South Salinas Project; the working interest included the purchased percentage of the South Salinas Project’s leases, wells and inventory in exchange for $300,000 cash, a non-interest-bearing note payable of $3,700,000 due to Trio LLC on December 17, 2021 (see Note 6 and Note 9) and 4,900,000 shares of the Company’s $0.0001 par value common stock (see Note 5 and Note 10). At the time of the acquisition, this share issuance constituted 45% of the total number of issued shares of the Company. The Company accounted for the purchase as an asset acquisition, as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 – Business Combinations. The assets and associated asset retirement obligations (“ARO”) were recorded based on relative fair value at the estimated fair value of the consideration paid (see Note 5). In April 2023, the Company purchased an additional 3% working interest in the South Salinas Project; see Note 5 for further information. As of January 31, 2024 and October 31, 2023, there were no proved reserves attributable to the approximate 9,300 acres of the property.

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

Additional Acquisitions - McCool Ranch Oil Field & Asphalt Ridge Leasehold

In October 2023, the Company entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project; the Company initially began refurbishment operations with respect to a water disposal well. After refurbishment was successfully accomplished, the Company restarted production operations on the assets (see Note 5 for further information). Additionally, in November 2023, the Company entered into a leasehold acquisition and development option agreement (“ARLO Agreement”) with Heavy Sweet Oil (“HSO”) for a 20% production share in HSO’s leases and 960-acre drilling and production program and an option for the exclusive right to acquire up to a 20% interest in the Asphalt Ridge leases. In December 2023, the Company amended the agreement and funded $200,000 in exchange for an immediate 2% interest in the leases; such funds are to be used for the building of roads and related infrastructure in furtherance of the development of the leases (see Note 5 for further information).

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Amounts presented in the balance sheet as of October 31, 2023 are derived from our audited financial statements as of that date. The unaudited condensed financial statements as of and for the three month periods ended January 31, 2024 and 2023 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed with the SEC on January 29, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of January 31, 2024 and October 31, 2023.

Prepaid Expenses

Prepaid expenses consist primarily of prepaid services which will be expensed as the services are provided within twelve months. As of January 31, 2024 and October 31, 2023, the balances of the prepaids account were $127,120 and $133,417, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. As of January 31, 2024 and October 31, 2023, the Company recorded $90,978 and $350,320 in debt issuance costs, respectively.

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

Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers. As of January 31, 2024 and October 31, 2023, all of the Company’s oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

Unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until the Company specifically identifies a lease that will revert to the lessor, at which time the Company charges the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. All of the Company’s natural gas properties were classified as unproved as of January 31, 2024 and October 31, 2023; see further discussion in Note 5.

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

Asset Retirement Obligations

ARO consists of future plugging and abandonment expenses on oil and natural gas properties. In connection with the SSP acquisition described above, the Company acquired the plugging and abandonment liabilities associated with six non-producing wells. The fair value of the ARO was recorded as a liability in the period in which the wells were acquired with a corresponding increase in the carrying amount of oil and natural gas properties not subject to impairment. The Company plans to utilize the six wellbores acquired in the SSP acquisition in future exploration, production and/or disposal (i.e., disposal of produced water or CO2 by injection) activities. The liability is accreted for the change in its present value each period based on the expected dates that the wellbores will be required to be plugged and abandoned. The capitalized cost of ARO is included in oil and gas properties and is a component of oil and gas property costs for purposes of impairment and, if proved reserves are found, such capitalized costs will be depreciated using the units-of-production method. The asset and liability are adjusted for changes resulting from revisions to the timing or the amount of the original estimate when deemed necessary. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Components of the changes in ARO are shown below:

ARO, ending balance – October 31, 2023	$51,091
Accretion expense	695
ARO, ending balance – January 31, 2024	51,786
Less: ARO – current	2,778
ARO, net of current portion – January 31, 2024	$49,008

Related Parties

Related parties are directly or indirectly related to the Company, through one or more intermediaries and are in control, controlled by, or under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. On September 14, 2021, the Company acquired an 82.75% working interest (which was subsequently increased to an 85.75% working interest as of April 2023) in the SSP from Trio LLC in exchange for cash, a note payable to Trio LLC and the issuance of 4.9 million shares of common stock. As of the date of the acquisition, Trio LLC owned 45% of the outstanding shares of the Company and was considered a related party. As of January 31, 2024 and October 31, 2023, Trio LLC owned less than 2% and 1%, respectively, of the outstanding shares of the Company.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At January 31, 2024 and October 31, 2023, the Company’s net deferred tax asset has been fully reserved.

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

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time to varying degrees by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of January 31, 2024, the Company had $348,748 in its operating bank account and a working capital deficit of $1,450,919. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors and its IPO, which closed with net proceeds of $4,940,000 (see Note 4). Additionally, on October 4, 2023, the Company entered into a securities purchase agreement (“October 2023 SPA”) with an institutional investor for convertible note financing in an aggregate principal amount of up to $3.5 million under two tranches; on that same date, the investor funded the first tranche for approximately $1.9 million (net of original issue discount of 7%). On December 29, 2023, the investor funded the second tranche for approximately $0.5 million (net of original issue discount of 7%) (see Note 8).

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of issuance of these condensed financial statements, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2024, the Company has an accumulated deficit of $12,148,930 and has experienced losses from continuing operations. Based on the Company’s cash balance as of January 31, 2024 and projected cash needs for the twelve months following the issuance of these condensed financial statements, management estimates that it will need to generate sufficient sales revenue and/or raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds by issuing additional shares of common stock or other equity securities or obtaining additional debt financing. Although management has been successful to date in raising necessary funding and obtaining financing through investors, there can be no assurance that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed financial statements.

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

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of January 31, 2024	As of October 31, 2023
Oil and gas properties – not subject to amortization	$10,860,253	$9,947,742
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$10,860,253	$9,947,742

During the three months ended January 31, 2024 and 2023, the Company incurred aggregated exploration costs of $84,594 and $0, respectively; these expenses were exploratory, geological and geophysical costs and were expensed on the statement of operations during the applicable periods. For capitalized costs, the Company incurred $912,511 and $0 for the three months ended January 31, 2024 and 2023, respectively; of the costs incurred during the current period, approximately $270,000 relates to drilling costs and approximately $650,000 relates to acquisition costs for the optioned assets (see Optioned Assets below). Both drilling and acquisition costs were capitalized and are reflected in the balance of the oil and gas property as of January 31, 2024. There were no capitalized costs incurred in the same period during 2023.

Leases

South Salinas Project

As of January 31, 2024, the Company holds interests in various leases related to the unproved properties of the South Salinas Project (see Note 7); two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022 to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which the Company would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022 and currently, the “force majeure” status has been extinguished by the drilling of the HV-1 and the HV-3A wells; such drilling maintains the validity of the lease.

The second lease covers 160 acres of the South Salinas Project; it is currently held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period from October 2023 through October 2024.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2024 through February 2025. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2023 through March 2024.

McCool Ranch Oil Field

In October 2023, the Company entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project; the Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company is obligated to pay an additional $400,000 per the McCool Ranch Purchase Agreement; it has paid approximately $80,000 during the quarter for restarting production operations on the assets and has recorded a liability of $320,000 for the remainder as of the end of the period. These additional costs are capitalized costs and are reflected in the balance of the oil and gas property as of January 31, 2024. As of the date of this filing, the Company has paid an additional $70,000 on the McCool Ranch assets, reducing the liability to approximately $250,000.

Optioned Assets – Old Man Prospect

In October 2023, the Company and Lantos Energy entered into an option agreement, whereby the Company has the option to pay two initial payments of $12,500 each and a final subsequent payment of $175,000, for a total of $200,000 within 120 days of the effective date for exclusive rights to the option to purchase 80% of the 100% Before Project Payout Working Interest (“BPPWI”) in Lantos’ oil and gas leasehold interests in Solano County, California (referred to as the Old Man Prospect). As of January 31, 2024, the Company has paid approximately $25,000 towards the purchase of this option. Due to technical risks identified during due diligence and due to other considerations, the Company did not make the final $175,000 payment and as a result the 120-day option period has expired.

Optioned Assets – Asphalt Ridge Leasehold Acquisition & Development Option Agreement

On November 10, 2023, the Company entered into a leasehold acquisition and development option agreement (“ARLO Agreement”) with Heavy Sweet Oil (“HSO”) for a term of nine months for a 20% production share in HOS’s leases and 960-acre drilling and production program. The ARLO Agreement also allows the Company the exclusive right to acquire up to a 20% interest in the Asphalt Ridge leases for $2,000,000, which may be invested in tranches by the Company, with an initial tranche closing for an amount no less than $500,000. The tranche funding is contingent upon HSO providing certain required items to the Company.

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of January 31, 2024, the Company has paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of January 31, 2024.

NOTE 6 – RELATED PARTY TRANSACTIONS

South Salinas Project – Related Party

The Company was originally formed to acquire Trio LLC’s working interest in the South Salinas Project, and subsequently partner with certain members of Trio LLC’s management to develop and operate those assets (see Note 1 and Note 5). Trio LLC operates the South Salinas Project on behalf of the Company, and as operator, conducts and has full control of the operations within the constraints of the Joint Operating Agreement, and acts in the capacity of an independent contractor. Trio LLC currently holds a 3.8% working interest in the South Salinas Project and the Company holds an 85.75% working interest. The Company provides funds to Trio LLC to develop and operate the assets in the South Salinas Project; such funds are classified in the short-term asset/liability section of the balance sheet as Advance to Operators/Due to Operators, respectively. As of January 31, 2024 and October 31, 2023, the balance of the Due to Operators account is $91,395 and $21,651, respectively.

McCool Ranch Oil Field Asset Purchase – Related Party

On October 16, 2023, the Company entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project (see Note 5); the Assets are situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Oil Field. The Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company is obligated to pay an additional $400,000 per the McCool Ranch Purchase Agreement; it has paid approximately $80,000 during the quarter for restarting production operations on the assets and has recorded a liability of $320,000 to Trio LLC as of January 31, 2024.

Restricted Stock Units (“RSUs”) issued to Directors

On September 2, 2023, the Company issued an aggregate 425,000 shares of its $0.0001 par common stock to four outside directors with a fair value of $0.64 per share for a grant date value of $273,275. The shares, or RSUs, vest in full upon the six-month anniversary of the vesting commencement date (or August 28,2023), subject to the directors’ continued service on the vesting date. For the three months ended January 31, 2024 and 2023, the Company recognized stock-based compensation in the amount of $135,899 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $41,361 as of the period ended January 31, 2024.

Restricted Shares issued to Executives and Employees

In February 2022, the Company entered into employee agreements with Frank Ingriselli (former Chief Executive Officer) and Greg Overholtzer (Chief Financial Officer or “CFO”) which, among other things, provided for the grant of restricted shares in the amounts of 1,000,000 and 100,000, respectively, pursuant to the 2022 Equity Incentive Plan (“the Plan”). Per the terms of the employee agreements, subject to continued employment, the restricted shares vest over a two-year period, under which 25% will vest upon the earlier of three months after the IPO or six months after the grant date. After this date, the remainder vest in equal tranches every six months until fully vested. As the Plan was not adopted until October 17, 2022 (see Note 7), these shares will be recorded as of that date at a fair value of $0.294 per share; such value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability (see Note 10). As of October 31, 2022, the Company recorded 1,100,000 restricted shares at a fair value of $323,400, and for the three months ended January 31, 2024 and 2023, the Company recognized stock-based compensation of $40,757 and $40,757, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $114,741 as of January 31, 2024.

In May 2023, the Company entered into six employee agreements which, among other things, provided for the grant of an aggregate of 700,000 restricted shares pursuant to the Plan. Per the terms of the employee agreements, subject to continued employment, the restricted shares vest as follows: 25% of the shares will vest five months after the issuance date, after which the remainder vest in equal tranches every six months until fully vested. The shares were recorded on the date of issuance at a fair value of $2.15 per share for an aggregate fair value of $1,505,000, and for the three months ended January 31, 2024 and 2023, the Company recognized stock-based compensation of $189,845 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $874,936 as of the period ended January 31, 2024.

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

Pursuant to the Peterson Employment Agreement, the Company issued Mr. Peterson a grant of 1,000,000 shares of restricted stock pursuant to the Company’s Omnibus Incentive Compensation Plan (the “Plan”) at a fair value of $0.27 per share for a grant date fair value of $271,000. The restricted stock grant vests over a period of two years, with 25% of the shares of restricted stock vesting six months after the Peterson Employment Agreement Effective Date, and the remainder vesting in equal tranches on each of the 12-, 18-, and 24-month anniversary dates of the Peterson Employment Agreement. For the three months ended January 31, 2024 and 2023, the Company recognized stock-based compensation of $34,153 and $0, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $233,505 as of the period ended January 31, 2024.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various claims that arise in the ordinary course of business. Management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations, or cash flows of the Company.

Unproved Property Leases

The Company holds interests in  various leases related to the unproved properties of the South Salinas Project (see Note 5); two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022 to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which the Company would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022 and currently, the “force majeure” status has been extinguished by the drilling of the HV-1 and the HV-3A wells; such drilling maintains the validity of the lease.

The second lease covers 160 acres of the South Salinas Project; it is currently held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period from October 2023 through October 2024.

The Company holds interests in various leases related to the unproved properties of the McCool Ranch Oil Field. These leases occur in two parcels, “Parcel 1” and “Parcel 2”. Parcel 1 comprises ten leases and approximately 480 acres, which are held by delay rental payments that are paid-up and current. Parcel 2 comprises one lease and approximately 320 acres, which is held by production. The total leasehold comprises approximately 800 gross and net acres.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2024 through February 2025. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2023 through March 2024.

On November 10, 2023, the Company entered into a leasehold acquisition and development option agreement (“ARLO Agreement”) with Heavy Sweet Oil (“HSO”) for a term of nine months for a 20% production share in HOS’s leases and 960-acre drilling and production program. The ARLO Agreement also allows the Company the exclusive right to acquire up to a 20% interest in the Asphalt Ridge leases for $2,000,000, which may be invested in tranches by the Company, with an initial tranche closing for an amount no less than $500,000. The tranche funding is contingent upon HSO providing certain required items to the Company.

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of January 31, 2024, the Company has paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of January 31, 2024.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO in April 2023; for the three months ended January 31, 2024 and 2023, the Company has recognized $56,685 and $0, respectively, in directors’ fees.

Agreements with Advisors

On October 4, 2023 and December 29, 2023, the Company entered into placement agent agreements with Spartan Capital Securities, LLC (“Spartan”), whereby Spartan will serve as the exclusive placement agent in connection with the closing of private placements. The agreements provide the agent with i) a cash fee 7.5% of the aggregate proceeds raised in the sale and ii) warrants to purchase a number of common shares equal to 5% of the number of common shares initially issuable upon conversion of each note tranche; warrants to purchase 83,333 and 55,000 common shares with exercise prices of $1.32 and $0.55 for the first and second tranches, respectively, were issued to Spartan as of January 31, 2024. Such warrants may be exercised beginning 6 months after issuance until four- and one-half years thereafter.

NOTE 8 – NOTES PAYABLE

Notes payable as of January 31, 2024 and October 31, 2023 consisted of the following:

	As of January 31, 2024	As of October 31, 2023
Convertible note, net of discounts	1,270,927	1,217,597
Total Notes payable	$1,270,927	$1,217,597

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

On December 18, 2023, December 19, 2023 and January 12, 2024, the Company made principal payments in the amounts of $125,000, $125,000, and $125,000, respectively, which it converted into shares at 103% for conversion amounts of $128,750, $128,750 and $128,750, respectively. The applicable conversion prices for each payment were $0.27, $0.27 and $0.24, respectively, with conversion shares issued numbering 367,858, 367,858 and 367,858, respectively, and cash payments of $36,698, $35,837 and $49,935 made to the investor for the difference between the monthly conversion price and the floor price listed in the most recent amendment to the agreement.

On December 29, 2023, the Company entered into an amendment to the 2nd Tranche of the October 2023 SPA, which reduced the conversion price of note and exercise price of warrant from $1.20 to $0.50.

On January 2, 2024, the 2nd Tranche of the October 2023 SPA was funded, and the Company recorded gross proceeds of approximately $550,000, a 7% original issue discount of $38,500 and debt issuance costs of $90,978, for net proceeds of approximately $421,000. The Company also issued warrants to purchase up to 445,564 shares of common stock with an aggregate relative fair value of $98,708; the factors used to determine fair value were a share price of $0.32, an exercise price of $0.50, an expected term of 5 years, annualized volatility of 137.10%, a dividend rate of zero percent and a discount rate of 3.93%.

As of January 31, 2024 and October 31, 2023, the balance of the convertible note, net of discounts, was $1,270,927 and $1,217,597, respectively, with non-cash interest expense related to discounts recognized in the amounts of $159,298 and $40,547, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Shares

On November 11, 2023, the Company entered into an agreement with a vendor to provide marketing and distribution services for a period of six months, with compensation in the form of 200,000 shares. The Company issued the vendor 200,000 common shares at a fair market value price of $0.48 per share for a total amount of $95,200; one half of this amount was recognized as marketing fees in the current quarter, with the other half to be recognized in the subsequent quarter.

On December 18, 2023, December 19, 2023 and January 12, 2024, the Company made principal payments in the amounts of $125,000, $125,000, and $125,000, respectively, which it converted into shares at 103% for conversion amounts of $128,750, $128,750 and $128,750, respectively. The applicable conversion prices for each payment were $0.27, $0.27 and $0.24, respectively, with conversion shares issued numbering 367,858, 367,858 and 367,858, respectively, for total values of $125,071, $114,036 and $105,575, respectively, and cash payments of $36,698, $35,837 and $49,935, respectively, made to the investor for the difference between the monthly conversion price and the floor price listed in the most recent amendment to the agreement.

Warrants

October 2023 SPA with Warrants

On October 4, 2023 and December 29, 2023, the Company entered into placement agent agreements with Spartan (see Note 7 for further information) for their role in connection with the two tranche fundings related to the October 2023 SPA; among other things, the agreements provide the agent with equity-classified warrants to purchase a number of common shares equal to 5% of the number of common shares initially issuable upon conversion of each note tranche. For the 1st Tranche, the Company issued to Spartan warrants to purchase 83,333 shares of common stock with a fair value of $38,029; the factors used to determine fair value were a share price of $0.55, an exercise price of $1.32, an expected term of 5 years, annualized volatility of 137.10%, a dividend rate of zero percent and a discount rate of 4.72%.

For the 2nd Tranche, the Company issued to Spartan warrants to purchase 55,000 common shares of common stock with a fair value of $14,753; the factors used to determine fair value were a share price of $0.32, an exercise price of $0.55, an expected term of 5 years, annualized volatility of 137.10%, a dividend rate of zero percent and a discount rate of 3.93%.

On January 2, 2024, the 2nd Tranche of the October 2023 SPA was funded (see Note 8 for further information); in connection with this funding, the Company issued to the investor warrants to purchase up to 445,564 shares of common stock with an aggregate relative fair value of $98,708; the factors used to determine fair value were a share price of $0.32, an exercise price of $0.50, an expected term of 5 years, annualized volatility of 137.10%, a dividend rate of zero percent and a discount rate of 3.93%.

A summary of the warrant activity during the three months ended January 31, 2024 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding November 1, 2023	1,766,702	$1.12	7.3	$-
Issued	583,897	0.62	4.9	-
Outstanding, January 31, 2024	2,350,599	$0.99	4.0	$61,600

Exercisable, January 31, 2024	2,212,266	$0.99	3.9	$61,600

A summary of outstanding and exercisable warrants as of January 31, 2024 is presented below:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$0.01	400,000	4.2	400,000
$1.50	400,000	0.9	400,000
$3.30	100,000	4.2	100,000
$1.20	866,702	4.7	866,702
$1.32	83,333	-	-
$0.50	445,564	4.9	445,564
$0.55	55,000	-	-
	2,350,599	3.9	2,216,266

Stock Options

A summary of the option activity during the quarter ended January 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2021	120,000	$0.52	4.5	$-
Issued	-	-	-	-
Outstanding, January 31, 2024	120,000	$0.52	4.5	$-

Exercisable, January 31, 2024	105,000	$0.52	4.5	$-

A summary of outstanding and exercisable options as of January 31, 2024 is presented below:

Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$0.52	120,000	4.5	105,000
	120,000		105,000

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

The assumptions used in the Black-Scholes valuation method for these options issued in 2023 were as follows:

Risk free interest rate	4.36%
Expected term (years)	5.0
Expected volatility	137.1%
Expected dividends rate	0%

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events and transactions that occurred after January 31, 2024, through the date the condensed financial statements are available for filing.

Amendment to the First Tranche Note

On February 5, 2024, the Company entered into the first amendment to the First Tranche Note of the October 2023 SPA; such amendment provides for i) a reduction of the floor price of the conversion price from $0.35 to $0.15, ii) the issuance of additional 2,395,611 shares of common stock to the investor in lieu of the Company’s obligation to pay cash installments under the First Tranche Note, and iii) a new obligation of the Company to request acceleration of monthly payments in installments of $250,000 as soon as possible to repay the remaining $1,000,000 principal balance of the First Tranche Note, with the investor converting and selling shares subject to a) the beneficial ownership limitation of 4.99% and b) market prices of the Company’s common stock being at or above the floor price of $0.15.

Notice of Noncompliance with NYSE American Listing Standards

On February 26, 2024, the Company received a deficiency letter from the NYSE American indicating that it was not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide. Specifically, the Notice informed the Company that the NYSE American has determined that the shares of the Company’s common stock have been selling for a low price per share for a substantial period of time, and pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing is predicated on it demonstrating sustained price improvement by no later than August 26, 2024.

Restarting of Oil Production in McCool Ranch Oil Field

On March 4, 2024, the Company announced that the first two wells of the McCool Ranch Oil Field had been successfully restarted and were producing approximately 400 barrels of liquids including oil and water.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Risks, risk factors and uncertainties involved in forward-looking statements contained in this Form 10-Q include, but are not limited to, the following:

●	our ability to find, acquire or gain access to other properties, discoveries and prospects and to successfully develop our current properties, discoveries and prospects;
●	uncertainties inherent in making estimates of our oil and natural gas resources;
●	the successful implementation of our development and drilling plans at our properties, discoveries and prospects;
●	projected and targeted capital expenditures and other costs, commitments and revenues;
●	our dependence on our key management personnel and our ability to attract and retain qualified technical personnel;
●	the ability to obtain financing and the terms under which such financing may be available;
●	the volatility of oil and natural gas prices;
●	the availability and cost of developing appropriate infrastructure around and transportation to our discoveries and prospects;
●	the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;
●	other competitive pressures;

●	potential liabilities inherent in oil and natural gas operations, including drilling risks and other operational and environmental hazards;
●	current and future government regulation of the oil and gas industry;
●	cost of compliance with laws and regulations;
●	changes in environmental, health and safety or climate change laws, greenhouse gas regulation or the implementation of those laws and regulations;
●	environmental liabilities;
●	geological, technical, drilling and processing problems;
●	military operations, terrorist acts, wars or embargoes;
●	the cost and availability of adequate insurance coverage;
●	our vulnerability to severe weather events; and
●	other risk factors discussed in the “Risk Factors” section of this Quarterly Report.

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

Overview

The Company was incorporated in the state of Delaware on July 19, 2021. The Company is engaged in the exploration and development of the South Salinas Project, a non-producing oil and gas property it acquired from Trio LLC. The Company also owns an approximate 22% working interest in the McCool Ranch Oil Field in Monterey County, and an option to acquire a 20% working interest in the approximately 30,000 acre Asphalt Ridge project in Uinta County, Utah. The Company is headquartered in Bakersfield, California, with its principal offices located at 4115 Blackhawk Plaza Circle, Suite 100, Danville, CA, 94506.

During October 2023, the Company announced its acquisition of an approximate 22% working interest in McCool Ranch, which is located in Monterey County seven miles north of the Company’s flagship South Salinas Project. The restarting of McCool Ranch is currently in-progress and is proceeding favorably. The property is fully and properly permitted for oil and gas production, cyclic-steam injection and water disposal and is currently not producing, but restart operations have begun at the 58X-23 and HH-1-ST2 wells. TPET plans to initially restart each of these wells “cold” (i.e., without steam injection) and when appropriate to transition each well to cyclic-steam operations.

In the fourth quarter of 2023, the Company found oil in the Yellow, Brown and Mid-Monterey Clay zones of the HV-1 well; however, the Company has been unable to establish commercial oil production due to the water produced at HV-1 well and it is currently idle. Next steps at the HV-1 are currently under review, including possibly deepening it to targets identified in 3D seismic in the Green Chert and Blue Chert zones of the Monterey Formation and in the underlying Vaqueros Sand, or sidetracking the well to a location that might have fewer fractures and faults and thus an improved oil-water ratio.

Currently, the Company has shifted the focus of its operations at Presidents Oilfield from the HV-1 well to the HV-3A well; after finishing the aforementioned restart operations at McCool Ranch, the production rig will be relocated to restart oil production at the HV-3A well. The HV-3A oil is high-quality, mid-gravity oil (approximately 18.5° to 22.4° API gravity). Operations at HV-3A do not require steam due to favorable viscosity. There are very promising opportunities to significantly increase the well’s barrels of oil per day (“BOPD”) rate.

In January 2024, the Company secured an option to acquire a 20% interest in a sweet, heavy oil development project at Asphalt Ridge, located in Uinta County in northeastern Utah. Development of Asphalt Ridge is planned to commence during the third quarter of the calendar year 2024 by  a third-party operator using advanced cyclic-steam production techniques. The project is estimated by an independent reserve engineering firm to be one of the largest heavy oil deposits in North America outside of Canada, making it a potential giant oilfield, and is unique given its low wax and negligible sulfur content, which is expected to make the oil produced very desirable for many industries, including shipping.

Two development phases are currently envisioned; Phase 1 contemplates the development of 240 acres with an estimated 119 wells in the Northwest Asphalt Ridge Area and Phase 2 contemplates the development of approximately 30,000 acres with potentially thousands of new wells, extending about 20 miles along the trend to the southeast. The Company has entered into the Option to acquire up to 20% working interest in Phase 1 with the payment of $2,000,000 (i.e. 1% working interest for each $100,000 option exercised) as well as an option to acquire a 20% working interest in Phase 2. On December 29, 2023, the Company funded the first $200,000 payment. In January 2024, the Company funded an additional $25,000 resulting in a 2.25% additional working interest to the Company in the project.

Phase 1 commenced in January 2024 by a third-party operator, with upgrades to existing roads and well pads, with the drilling of the first of three initial wells also planned to commence during the third quarter of the calendar year of 2024. One of the initial goals is to produce the required amount of oil requested by interested parties to analyze and test the oil to confirm suitability for potential high value off-take agreements. With the completion of the three initial wells, the operator believes it will be able to execute reserve-based lending agreements in order to fund all future development of Phase 1, although there is no guarantee that the operators will be able to secure such reserve-based funding on acceptable terms and conditions. The operator of the project will be Heavy Sweet Oil LLC through contracts with Valkor Group, an oil & gas process EPC company with years of experience in designing and deploying systems for the processes and civil engineering for environmental, oil and gas projects including heavy oil, carbon sequestration, and developing systems for maximum efficiency and environmental sensitivity.

The Company is also taking initial steps to launch a Carbon Capture and Storage (“CCS”) project at the South Salinas Project. The South Salinas Project appears ideal for a CCS project as the South Salinas Project covers a vast area and is uniquely situated at a deep depocenter where there are thick geologic zones (e.g., Vaqueros Sand, up to approximately 500’ thick), about two miles deep, which could accommodate and permanently store vast volumes of CO2. Four existing deep wells in the South Salinas Project (i.e., the HV 1-35, BM 2-2, BM 1-2-RD1 and HV 3-6 wells) are excellent candidates for use as CO2 injection wells. A CCS project in the future may help reduce the Company’s carbon footprint by sequestering and permanently storing CO2 deep underground at one or more deep wells away from drinking water sources. Furthermore, three of the aforementioned deep wells are directly located on three idle oil and gas pipelines that could be used to import CO2 to the Company’s CCS Project. The Company has opened discussions with third parties who wish to reduce their own greenhouse gas emissions and who may be interested in participating in the Company’s CCS project. The Company believes it feasible to develop the major oil and gas resources of the South Salinas Project and to concurrently establish a substantial CCS project and potentially a CO2 storage hub and/or Direct Air Capture hub.

Going Concern Considerations

The Company has not generated any revenues and has incurred significant losses since inception. As of January 31, 2024, the Company has an accumulated deficit of $12,148,930 and a working capital deficit of $1,450,919, and for the three months ended January 31, 202, a net loss of $1,702,048. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors, the consummation of its initial public offering (“IPO”) in April 2023 and convertible note financing in an aggregate principal amount of up to $3.5 million under two tranches in October 2023 and December 2023, and pursuant to which it raised total gross proceeds of $2,371,50. There is substantial doubt regarding our ability to continue as a going concern as a result of our accumulated deficit and no source of revenue sufficient to cover our costs of operations as well as our dependence on private equity and financing. See “Risk Factors—Risks Relating to Our Business— We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the years ended October 31, 2023 and 2022, and for the period from July 19, 2021 (inception) through October 31, 2021.”

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As we are not generating revenues, we need to raise a significant amount of capital to pay for our development, exploration, drilling and operating costs. While the Company raised capital in April 2023 with its IPO and in October 2023 and December 2023 with convertible debt financing, we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms. We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. We may never achieve profitable operations or generate significant revenues.

The Company will require additional capital funding in order to drill our planned HV-2 and HV-4 wells and to provide for additional development costs and other payment obligations and operating costs until our planned revenue streams are fully implemented and begin to offset our operating costs, if ever.

Since our inception, we have funded our operations with the proceeds from equity and debt financing. We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of equity and promissory notes that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to issue equity to fund our operations for the foreseeable future. If we are unable to achieve operational profitability or are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

Optioned Assets - McCool Ranch Oil Field

In October 2023, the Company entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project; the Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company is obligated to pay an additional $400,000 per the McCool Ranch Purchase Agreement; it has paid approximately $80,000 during the quarter for restarting production operations on the assets and has recorded a liability of $320,000 to Trio LLC for the remainder as of the end of the period. These additional costs are capitalized costs and are reflected in the balance of the oil and gas property as of January 31, 2024.

Optioned Assets – Asphalt Ridge Leasehold Acquisition & Development Option Agreement

On November 10, 2023, the Company entered into a leasehold acquisition and development option agreement (“ARLO Agreement”) with Heavy Sweet Oil (“HSO”) for a term of nine months for a 20% production share in HOS’s leases and 960-acre drilling and production program. The ARLO Agreement also allows the Company the exclusive right to acquire up to a 20% interest in the Asphalt Ridge leases for $2,000,000, which may be invested in tranches by the Company, with an initial tranche closing for an amount no less than $500,000. The tranche funding is contingent upon HSO providing certain required items to the Company.

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of January 31, 2024, the Company has paid a total of $225,000 to HSO in costs related to infrastructure; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of January 31, 2024.

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

Results of Operations

Three Months Ended January 31, 2024 compared to the Three Months Ended January 31, 2023 (unaudited)

Our financial results for the three months ended January 31, 2024 and 2023 are summarized as follows:

	For the Three Months Ended January 31,
	2024	2023	Change	% Change
Operating expenses:
Exploration expenses	$84,594	$-	$84,594	100.0%
General and administrative expenses	947,268	124,256	823,012	662.4%
Stock-based compensation expense	407,618	40,757	366,861	900.1%
Accretion expenses	695	695	-	0.0%
Total operating expenses	1,440,175	165,708	1,274,467	769.1%
Loss from Operations	(1,440,175)	(165,708)	(1,274,467)	769.1%

Other expenses:
Interest expenses	159,298	652,573	(493,275)	(75.6)%
Loss on note conversion	92,153	-	92,153	100.0%
Licenses and fees	10,422	-	10,422	100.0%
Total other expenses	261,873	652,573	(390,700)	(59.9)%
Loss before income taxes	(1,702,048)	(818,281)	(883,767)	108.0%
Income tax benefit	-	-	-	-
Net loss	$(1,702,048)	$(818,281)	$(883,767)	108.0%

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory geological and geophysical costs, delay rentals and exploratory overhead, and are expensed as incurred. Exploration expenses increased by approximately $0.1 million as compared to the prior year period due to an increase in exploratory, geological, and geophysical costs incurred during the quarter.

Given adequate funding, the Company expects to restart wells at McCool Ranch and to restart production of the HV-3A well in the SSP during the second quarter of 2024.

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

General and administrative expenses increased for the three months ended January 31, 2024 by approximately $0.8 million as compared to the prior period due to filing fees of $90,000, insurance expenses of $90,000, director fees of $60,000, increased legal and accounting fees of approximately $300,000 and increased salaries expenses of approximately $230,000.

Stock-based compensation expenses

The Company records stock-based compensation expense for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense increased by approximately $0.4 million for the three months ended January 31, 2024 as compared to the prior period due to the amortization of approximately $400,000 in expense for restricted shares that had not yet been granted during the same period in the prior year.

Accretion expenses

The Company has an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the three months ended January 31, 2024, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the three months ended January 31, 2024, Other expenses, net decreased by approximately $0.4 million compared to the prior year period. The decrease is primarily due to decreased non-cash interest expense of $0.4 million due to decreased debt discounts on approximately $1.2 million in debt in the current quarter versus increased debt discounts on approximately $5.9 million in debt in the same quarter of the prior year.

Liquidity and Capital Resources

Working Capital/(Deficiency)

Our working capital deficiency as of January 31, 2024, in comparison to our working capital deficiency as of October 31, 2023, can be summarized as follows:

	January 31, 2024	October 31, 2023
Current assets	$475,868	$1,695,341
Current liabilities	1,926,787	1,851,386
Working capital (deficiency)	$(1,450,919)	$(156,045)

Current assets decreased because of i) a decrease to the cash account of approximately $1.2 million due to increased payroll expenses and additional cash outlays for capital expenditures for the oil and gas properties. The balance of the current liabilities has remained fairly constant.

Cash Flows

Our cash flows for the three months ended January 31, 2024, in comparison to our cash flows for the three months ended January 31, 2023, can be summarized as follows:

	Three months ended January 31,
	2024	2023
Net cash used in operating activities	$(774,431)	$(217,466)
Net cash used in investing activities	(522,767)	-
Net cash provided by financing activities	84,022	256,349
Net change in cash	$(1,213,176)	$38,883

Cash Flows from Operating Activities

For the three months ended January 31, 2024 and 2023, cash used in operating activities was $774,431 and $217,466, respectively. The cash used in operations for the three months ended January 31, 2024 was primarily attributable to our net loss of $1,702,048, adjusted for non-cash expenses in the aggregate amount of $968,993, as well as $41,376 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the three months ended January 31, 2023 was primarily attributable to our net loss of $818,281, adjusted for non-cash expenses in the aggregate amount of $525,262, as well as $75,553 of net cash provided to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended January 31, 2024 and 2023, cash used in investing activities was $522,767 and $0, respectively. The cash used during the current period is attributable to approximately $0.3 million related to drilling exploratory wells and approximately $0.6 million related to acquisition costs, both of which were capitalized and are reflected in the balance of the oil and gas property as of January 31, 2024. These amounts were offset by approximately $400,000 in amounts due to operators and related parties for costs for the South Salinas Project and the McCool Ranch Option. There were no cash flows from investing activities for the three months ended January 31, 2023.

Cash Flows from Financing Activities

For the three months ended January 31, 2024 and 2023, cash provided by financing activities was $84,022 and $256,349, respectively. Cash provided by financing activities during the three months ended January 31, 2024 was primarily attributable to approximately $0.5 million in net proceeds from the issuance of convertible debt, offset by payments for the convertible debt in the amount of approximately $0.4 million. Cash provided by financing activities during the three months ended January 31, 2023 was primarily attributable to approximately $0.4 million in proceeds from the issuance of common stock, offset by approximately $100,000 for the payment of deferred offering costs.

The Company’s cash change was a decrease of approximately $1.2 million as of January 31, 2024. Management believes that the cash on hand and working capital are sufficient to meet its current anticipated cash requirements for anticipated capital expenditures and operating expenses for the next twelve months.

Contractual Obligations and Commitments

Unproved Property Leases

The Company holds various leases related to the unproved properties of the South Salinas Project (see Note 5); two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022 to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which the Company would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022 and currently, the “force majeure” status has been extinguished by the drilling of the HV-1 and the HV-3A wells; such drilling maintains the validity of the lease.

The second lease covers 160 acres of the South Salinas Project; it is currently held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period from October 2023 through October 2024.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2024 through February 2025. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2023 through March 2024.

On November 10, 2023, the Company entered into a leasehold acquisition and development option agreement (“ARLO Agreement”) with Heavy Sweet Oil (“HSO”) for a term of nine months for a 20% production share in HOS’s leases and 960-acre drilling and production program. The ARLO Agreement also allows the Company the exclusive right to acquire up to a 20% interest in the Asphalt Ridge leases for $2,000,000, which may be invested in tranches by the Company, with an initial tranche closing for an amount no less than $500,000. The tranche funding is contingent upon HSO providing certain required items to the Company.

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of January 31, 2024, the Company has paid a total of $225,000 to HSO in costs related to infrastructure; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of January 31, 2024.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO in April 2023; for the three months ended January 31, 2024 and 2023, the Company has recognized $56,685 and $0, respectively, in directors’ fees.

Agreements with Advisors

On October 4, 2023 and December 29, 2023, the Company entered into placement agent agreements with Spartan Capital Securities, LLC (“Spartan”), whereby Spartan will serve as the exclusive placement agent in connection with the closing of private placements. The agreements provide the agent with i) a cash fee 7.5% of the aggregate proceeds raised in the sale and ii) warrants to purchase a number of common shares equal to 5% of the number of common shares initially issuable upon conversion of each note tranche; warrants to purchase 83,333 and 55,000 common shares with exercise prices of $1.32 and $0.55 for the first and second tranches, respectively, were issued to Spartan as of January 31, 2024. Such warrants may be exercised beginning 6 months after issuance until four- and one-half years thereafter.

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

Unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until the Company specifically identifies a lease that will revert to the lessor, at which time the Company charges the associated unproved lease acquisition costs to exploration costs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended January 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings.

Item 1A. Risk Factors

If we are not able to comply with the applicable continued listing requirements or standards of the NYSE American, our common stock could be delisted from the NYSE American.

On February 26, 2024, we received written notice (the “Notice”) from the NYSE American LLC (“NYSE American”) indicating that the Company is not in compliance with the continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide (“Section 1003(f)(v)”) because the shares of our common stock have been selling for a substantial period of time at a low price per share. The Notice has no immediate effect on the listing or trading of our shares of common stock and our common stock will continue to trade on the NYSE American under the symbol “TPET” with the designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s continued listing standards. Additionally, the Notice does not result in the immediate delisting of our common stock from the NYSE American.

Pursuant to Section 1003(f)(v), the NYSE American staff (the “Staff”) determined that the continued listing of our shares of common stock on the NYSE American is predicated on effecting a reverse stock split of our common stock or demonstrating sustained price improvement within a reasonable period of time, which the Staff determined to be no later than August 26, 2024. The Notice further stated that as a result of the foregoing, the Company has become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide, which could, among other things, result in the initiation of delisting proceedings, unless we cure the deficiency in a timely manner. The NYSE American may also accelerate delisting action in the event that our common stock trades at levels viewed by the Staff to be abnormally low.

We intend to monitor the price of our common stock and consider available options if our common stock does not trade at a consistent level likely to result in the Company regaining compliance by August 26, 2024. Our receipt of the Notice does not affect our business, operations or reporting requirements with the Securities and Exchange Commission.

In the event that our common stock is delisted from the NYSE American and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts

Except for the above, there have been no other material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended October 31, 2023, which was filed with the SEC on January 29, 2024 (“2023 Annual Report”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our 2023 Annual Report, along with the above “risk factor”, together with all of the other information in our 2023 Annual Report and in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our 2023 Annual Report.

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

Date: March 18, 2024

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: March 18, 2024

