Form 10-K/A
period 2023-10-31
Trio Petroleum Corp.
filed 2024-06-13
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-41643

TRIO PETROLEUM CORP.

(Exact name of Registrant as specified in its charter)

Delaware	87-1968201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 Business Park South, Suite 115 Bakersfield, CA	93309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (661) 324-3911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TPET	NYSE American LLC

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

EXPLANATORY NOTE

This amendment (the “Amendment”) is being filed to reissue the financial statements of Trio Petroleum Corp. (the “Company”), including the notes to the financial statements, for the years ended October 31, 2023 and 2022, contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2023, filed with the Securities and Exchange Commission on January 29, 2024 (“Form 10-K), in order to replace the Report of Independent Registered Public Accounting Firm of BF Borgers CPA PC (“Borgers”), included in the Form 10-K, with the Report of Independent Registered Public Accounting Firm from Bush & Associates CPA LLC (“Bush”), included in this Amendment.

Additionally, the Consent of Independent Registered Public Accounting Firm provided by Borgers and filed as Exhibit 23.1 to the Form 10-K is also being replaced by the Consent of Independent Registered Public Accounting Firm provided by Bush and filed as Exhibit 23.1 to this Amendment.

The Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other portion of the Form 10-K is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-K.

TABLE OF CONTENTS

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES	1

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Trio Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
3.2	Amended & Restated Certificate of Incorporation of Trio Petroleum Corp (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 4 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023, as amended).
3.3	Bylaws of Trio Petroleum Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
3.4	Amended and Restated Bylaws of Trio Petroleum Corp. (incorporated by reference to Exhibit 3.4 of the Company’s Amendment No. 4 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023, as amended).
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
4.2	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-K, filed with the Commission on January 29, 2024).
4.3	Senior Secured Original Issue 7% Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
4.4	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
4.5	Placement Agent Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Form S-1/A (File No. 333-275313), filed with the Commission on November 3, 2023, as amended
4.6	Trio Petroleum Corp. Senior Secured Original Issue 7% Discount Convertible Promissory Note with an original issue date of January 2, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.7	Trio Petroleum Corp. Common Stock Purchase Warrant dated January 2, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.8	Trio Petroleum Corp. Placement Agent Warrant Agreement - Common Stock Purchase Warrant dated January 2, 2024 (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K , filed with the Commission on January 2, 2024).
10.1	Bid Proposal and Daywork Drilling Contract - U.S., by and Between Trio Petroleum LLC and Ensign United States Drilling (California) Inc., dated April 19, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on April 25, 2023)
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.3†	2022 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.4†	Employment Agreement with Frank C. Ingriselli (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.5†	Employment Agreement with Greg Overholtzer (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.6	Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).

1

10.7	First Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.8	Second Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.9	Third Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.10	Fourth Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023, as amended).
10.11	Blue Lease with Bradley Minerals (incorporated by reference to Exhibit 10.10 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.12	First Amendment to Blue Lease with Bradley Minerals (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.13	Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.14	First Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.12 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.15	Second Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.13 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.16	Third Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.17	Fourth Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.18	Fifth Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022, as amended).
10.19	Securities Purchase Agreement with GenCap Fund I LLC (incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
10.20	Convertible Promissory Note (included in Exhibit 10.19).
10.21	Warrant Agreement with GenCap Fund I LLC (included in Exhibit 10.19).
10.22	Security Agreement with GenCap Fund I LLC (included in Exhibit 10.19).
10.23	Registration Rights Agreement with GenCap Fund I LLC (included in Exhibit 10.19
10.24	September 2022 Securities Purchase Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
10.25	Original Issue Discount Note (included in Exhibit 10.24).
10.26	Pre-Funded Warrant (included in Exhibit 10.24).
10.27	Registration Rights Agreement (included in Exhibit 10.24).
10.28	Joint Operating Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
10.29	December 2022 Subscription Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to Form S-1 (File No. 333-267380), filed with the Commission on January 20, 2023, as amended).

2

10.30	December 2022 Warrant (incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 5 to Form S-1 (File No. 333-267380), filed with the Commission on January 20, 2023, as amended).
10.31	First Amendment to Convertible Promissory Note with GenCap Fund I LLC (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
10.32	Second Amendment to Convertible Promissory Note with GenCap Fund I LLC (incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 7 to Form S-1 (File No. 333-267380), filed with the Commission on February 28, 2023, as amended).
10.33	Extension Letter for Note Payable with Trio Petroleum LLC (incorporated by reference to Exhibit 10.32 of the Company’s Amendment No. 7 to Form S-1 (File No. 333-267380), filed with the Commission on February 28, 2023, as amended).
10.34	Third Amendment to Convertible Promissory Note with GenCap Fund I LLC (incorporated by reference to Exhibit 10.33 of the Company’s Amendment No. 8 to Form S-1 (File No. 333-267380), filed with the Commission on March 17, 2023, as amended).
10.35	Second Extension Letter for Note Payable with Trio Petroleum LLC (incorporated by reference to Exhibit 10.34 of the Company’s Amendment No. 8 to Form S-1 (File No. 333-267380), filed with the Commission on March 17, 2023, as amended).
10.36	Extension Letter for Original Issue Discount Note (incorporated by reference to Exhibit 10.35 of the Company’s Amendment No. 8 to Form S-1 (File No. 333-267380), filed with the Commission on March 17, 2023, as amended).
10.37†	Form of Employment Agreement with Stanford Eschner (incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
10.38†	Form of Employment Agreement with Terence Eschner (incorporated by reference to Exhibit 10.32 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
10.39†	Form of Employment Agreement with Steven Rowlee (incorporated by reference to Exhibit 10.33 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
10.40	Underwriting Agreement, dated April 17, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on April 20, 2023).
10.41	Security Agreement, dated as of October 4, 2023, by and between the Investor and Trio Petroleum Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.42	Securities Purchase Agreement, dated as of October 4, 2023, by and between the Investor and Trio Petroleum Corp (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.43	Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement, dated as of October 4, 2023, from Trio Petroleum Corp. to Fidelity National Corporation in trust for the benefit of the Investor (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.44	Placement Agent Agreement, dated as of May 22, 2023, by and between Spartan Capital Securities LLC and Trio Petroleum Corp. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed with the Commission on October 4, 2023)
10.45	Registration Rights Agreement, Dated October 4, 2023, by and between the Investor and Trio Petroleum Corp. (incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.46	Voting Agreement entered into by the Company and Frank C. Ingriselli (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.47	Leasehold Acquisition and Development Agreement, dated November 10, 2023, entered into by and between Trio Petroleum Corp. and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 5, 2024).
10.48	Amendment to Leasehold Acquisition and Development Agreement, dated December 29, 2023, entered into by and between Trio Petroleum Corp. and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on January 5, 2024).
16.1	Letter from Marcum LLP to the Securities Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
19.1	Insider Trading Compliance Policy Manual adopted November 27, 2023 (incorporated by reference to Exhibit 19.1 of the Company’s Form 10-K, filed with the Commission on January 29, 2024).
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of KLS Petroleum Consulting LLC (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-K, filed with the Commission on January 29, 2024).
24	Power of Attorney (included on signature page to the Form (incorporated by reference to the Company’s Form 10-K, filed with the Commission on January 29, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Executive Compensation Clawback Policy effective November 27, 2023 (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-K, filed with the Commission on January 29, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed
†	Includes management contracts and compensation plans and arrangements

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO PETROLEUM CORP.

By:	/s/ Michael L. Peterson
Michael L. Peterson
Chief Executive Officer
(Principal Executive Officer)

Date: June 13, 2024

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: June 13, 2024

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Michael L. Peterson	Chief Executive Officer and Director
Michael L. Peterson	(principal executive officer)	June 13, 2024

/s/ Greg Overholtzer	Chief Financial Officer
Greg Overholtzer	(principal financial officer and principal accounting officer)	June 13, 2024

*	Executive Chairman and Director
Stan Eschner		June 13, 2024

*	President
Terry Eschner		June 13, 2024

*	Chief Operating Officer
Steven Rowlee		June 13, 2024

*	Director
Frank Ingriselli		June 13, 2024

*	Director
William J. Hunter		June 13, 2024

*	Director
John Randall		June 13, 2024

*	Director
Thomas J. Pernice		June 13, 2024

*By:	/s/ Michael L. Peterson
Michael L. Peterson
Attorney-in-fact

5

TRIO PETROLEUM CORP.

Financial Statements for the Years Ended October 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Trio Petroleum Corp.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Trio Petroleum Corp. (the “Company”) as of October 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 of the financial statements, the Company has suffered substantial net losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

June 14, 2024

PCAOB ID Number 6797

TRIO PETROLEUM CORP.

BALANCE SHEETS

	October 31, 2023	October 31, 2022

ASSETS
Current assets:
Cash	$1,561,924	$73,648
Prepaid expenses and other receivables	133,417	35,000
Deferred offering costs	-	1,643,881
Total current assets	1,695,341	1,752,529

Oil and gas properties - not subject to amortization	9,947,742	5,836,232
Advance to operators	-	1,900,000
Total assets	$11,643,083	$9,488,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$609,360	$1,164,055
Asset retirement obligations - current	2,778	2,778
Convertible note, net of discounts	1,217,597	-
Due to operators	21,651	-
Notes payable - investors, net of discounts	-	4,403,439
Notes payable - related party, net of discounts	-	1,025,497
Warrants liability	-	114,883
Total current liabilities	1,851,386	6,710,652

Long-term liabilities:
Franchise tax accrual	-	9,450
Asset retirement obligations, net of current portion	48,313	45,535
	48,313	54,985
Total liabilities	1,899,699	6,765,637

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at October 31, 2023 and 2022, respectively	-	-

Common stock, $0.0001 par value; 490,000,000 shares authorized; 31,046,516 and 16,972,800 shares issued and outstanding as of October 31, 2023 and 2022, respectively	3,105	1,697
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	20,197,171	6,633,893
Accumulated deficit	(10,446,882)	(3,902,456)
Total stockholders’ equity	9,743,384	2,723,124

Total liabilities and stockholders’ equity	$11,643,083	$9,488,761

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

TRIO PETROLEUM CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,544,426)	$(3,800,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Franchise tax fees	(9,450)	9,450
Bad debt expense	25,000	-
Accretion expense	2,778	2,778
Conversion of January 2022 SPA	1,125,000	-
Debt discount - OID	(140,000)	-
Amortization of debt discount	473,240	1,218,951
Write-off of January 2022 SPA receivable	-	80,000
Imputed interest	-	89,237
Stock-based compensation	1,044,261	6,202
Penalty fees	-	1,322,933
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(123,417)	(13,846)
Accounts payable and accrued liabilities	110,180	582,543
Net cash used in operating activities	(4,036,834)	(502,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other capital expenditures for unproved oil and gas properties	(362,022)	-
Drilling costs for exploratory well	(3,749,488)	-
Advances to operators	1,900,000	-
Due to operators	21,651	-
Net cash used in investing activities	(2,189,859)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	738,659	60,543
Proceeds from notes payable - investors	-	4,820,000
Repayment of notes payable	(1,472,512)	(2,920,000)
Proceeds from issuance of common stock in IPO	6,000,000	-
Cash paid for debt issuance costs	(350,320)	(575,438)
Proceeds from exercise of warrants, net	1,812,635	-
Cash paid for deferred offering costs	(1,013,493)	(888,190)
Proceeds from convertible note (Tranche #1)	2,000,000	-
Net cash provided by financing activities	7,714,969	496,915

NET CHANGE IN CASH	1,488,276	(5,229)
Cash - Beginning of period	73,648	78,877
Cash - End of period	$1,561,924	$73,648

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of warrants	$332,630	$1,108,974
Issuance of RSUs	$213	$30
Issuance of common stock for warrants that can be exercised per the Resale S-1/A	$120	$-
Issuance of pre-funded warrants	$4,000	$-

The accompanying notes are an integral part of these financial statements.

TRIO PETROLEUM CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2023 AND 2022

NOTE 1 - NATURE OF THE ORGANIZATION AND BUSINESS

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

Acquisition of South Salinas Project

On September 14, 2021, the Company entered into a Purchase and Sale Agreement (“Trio LLC PSA”) with Trio LLC to acquire an 82.75% working interest in the South Salinas Project; the working interest included the purchased percentage of the South Salinas Project’s leases, wells and inventory in exchange for $300,000 cash, a non-interest-bearing note payable of $3,700,000 due to Trio LLC on December 17, 2021 (see Note 6 and Note 9) and 4,900,000 shares of the Company’s $0.0001 par value common stock (see Note 5 and Note 10). At the time of the acquisition, this share issuance constituted 45% of the total number of issued shares of the Company. The Company accounted for the purchase as an asset acquisition, as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 - Business Combinations. The assets and associated asset retirement obligations (“ARO”) were recorded based on relative fair value at the estimated fair value of the consideration paid (see Note 5). In April 2023, the Company purchased an additional 3% working interest in the South Salinas Project; see Note 5 for further information. As of October 31, 2023 and 2022, there were no proved reserves attributable to the approximate 9,300 acres of the property.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Oil and Gas Assets and Exploration Costs - Successful Efforts

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

Components of the changes in ARO for the years ended October 31, 2022 and 2023 are shown below:

ARO, ending balance - October 31, 2021	$45,535
Accretion expense	2,778
ARO, ending balance - October 31, 2022	48,313
Accretion expense	2,778
ARO, ending balance - October 31, 2023	51,091
Less: ARO - current	2,778
ARO, net of current portion - October 31, 2023	$48,313

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

If the carrying amount of its proved oil and natural gas properties, which are assessed for impairment under ASC 360 - Property, Plant and Equipment, exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The fair value of its oil and natural gas properties is determined using valuation techniques consistent with the income and market approach. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with the expected cash flow projected. These assumptions represent Level 3 inputs.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

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

NOTE 4 - INITIAL PUBLIC OFFERING

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

NOTE 5 - OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of October 31,	As of October 31,
	2023	2022
Oil and gas properties - not subject to amortization	$9,947,742	$5,836,232
Accumulated impairment	-	-
Oil and gas properties - not subject to amortization, net	$9,947,742	$5,836,232

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

Additional Working Interest - South Salinas Project

In April 2023, the Company paid Trio LLC approximately $60,000 to acquire an additional 3.026471% working interest in the South Salinas Project, of which working interest amount is one-half (1/2) of the working interest that was acquired by Trio LLC; this amount was capitalized and is reflected in the balance of the oil and gas property (see Note 6).

NOTE 6 - RELATED PARTY TRANSACTIONS

South Salinas Project - Related Party

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

McCool Ranch Oil Field Asset Purchase - Related Party

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

Additional Working Interest - South Salinas Project - Related Party

In April 2023, the Company paid Trio LLC approximately $60,000 to acquire an additional 3.026471% working interest in the South Salinas Project, of which working interest amount is one-half (1/2) of the working interest that was acquired by Trio LLC; this amount was capitalized and is reflected in the balance of the oil and gas property.

Notes Payable - Related Party

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

Consulting Agreement - Related Party

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Trio LLC - Monthly Consulting Fee

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

NOTE 8 - INCOME TAXES

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

NOTE 9 - NOTES PAYABLE

Notes payable as of October 31, 2023 and 2022 consisted of the following:

	As of October 31,	As of October 31,
	2023	2022
Notes payable - related party, net of discounts	$-	$1,025,497
Notes payable - investors, net of discounts	-	4,137,720
Bridge note, net of discounts	-	265,719
Convertible note, net of discounts	1,217,597	-
Total Notes payable	$1,217,597	$5,428,936

Notes Payable - Related Party

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

Notes Payable - Investors (January 2022 SPA)

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

Upon consummation of its IPO, the Company repaid the Bridge Note in the amount of $440,000 and interest was waived by the investors. As of October 31, 2023 and 2022, the balance of the Bridge Note (which is included within the Notes payable - investors, net of discounts line item on the balance sheet) is $0 and $265,719, respectively, with interest expense of $174,281 and $51,040 for the years ended October 31, 2023 and 2022, respectively.

Convertible note - investors (October 2023 SPA)

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

NOTE 10 - STOCKHOLDERS’ EQUITY

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

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855 - Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after October 31, 2023, through the date the financial statements were issued. Except for the following, there are no subsequent events identified that would require disclosure in the financial statements.

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

