Form 10-Q
period 2024-04-30
Trio Petroleum Corp.
filed 2024-06-14
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-41643

TRIO PETROLEUM CORP.

(Exact name of Registrant as specified in its charter)

Delaware	87-1968201
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5401 Business Park South, Suite 115
Bakersfield, CA	93309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (661) 324-3911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TPET	NYSE American LLC

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

As of June 14, 2024, there were 50,328,328 shares of the registrant’s common stock outstanding.

TRIO PETROLEUM CORP.

FORM 10-Q

For the Three and Six Months Ended April 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIO PETROLEUM CORP.

CONDENSED BALANCE SHEETS

	April 30, 2024	October 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$220,647	$1,561,924
Prepaid expenses	584,229	133,417
Total current assets	804,876	1,695,341

Oil and gas properties - not subject to amortization	11,008,673	9,947,742
Total assets	$11,813,549	$11,643,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,002,074	$609,360
Asset retirement obligations – current	2,778	2,778
Convertible note, net of discounts	-	1,217,597
Due to operators	63,878	21,651
Promissory notes, net of discounts	238,386	-
Notes payable – related parties	310,066	-
Insurance liability	230,387	-
Other current liabilities	171,270	-
Total current liabilities	2,018,839	1,851,386

Long-term liabilities:
Asset retirement obligations, net of current portion	49,702	48,313
	49,702	48,313
Total liabilities	2,068,541	1,899,699

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at April 30, 2024 and October 31, 2023, respectively	-	-

Common stock, $0.0001 par value; 490,000,000 shares authorized; 50,328,328 and 31,046,516 shares issued and outstanding as of April 30, 2024 and October 31, 2023, respectively	5,033	3,105
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	25,944,850	20,197,171
Accumulated deficit	(16,194,865)	(10,446,882)
Total stockholders’ equity	9,745,008	9,743,384

Total liabilities and stockholders’ equity	$11,813,549	$11,643,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023

Revenues, net	$72,923	$-	$72,923	$-

Operating expenses:
Exploration expense	$40,223	$25,415	$124,817	$25,415
General and administrative expenses	1,475,685	920,263	2,422,953	1,044,519
Stock-based compensation	504,912	70,228	912,530	110,985
Accretion expense	694	694	1,389	1,389
Total operating expenses	2,021,514	1,016,600	3,461,689	1,182,308

Loss from operations	(1,948,591)	(1,016,600)	(3,388,766)	(1,182,308)

Other expenses:
Interest expense	982,691	94,357	1,141,989	746,930
Settlement fees	10,500	-	10,500	-
Loss on note conversion	1,104,153	1,125,000	1,196,306	1,125,000
Licenses and fees	-	-	10,422	-
Total other expenses	2,097,344	1,219,357	2,359,217	1,871,930

Loss before income taxes	(4,045,935)	(2,235,957)	(5,747,983)	(3,054,238)
Provision for income taxes	-	-	-	-

Net loss	$(4,045,935)	$(2,235,957)	$(5,747,983)	$(3,054,238)

Basic and Diluted Net Loss per Common Share
Basic	$(0.10)	$(0.12)	$(0.16)	$(0.17)
Diluted	$(0.10)	$(0.12)	$(0.16)	$(0.17)

Weighted Average Number of Common Shares Outstanding
Basic	40,876,850	18,457,415	36,164,019	17,796,727
Diluted	40,876,850	18,457,415	36,164,019	17,796,727

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Stock	Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at February 1, 2024	32,350,090	$3,235	$(10,010)	$21,196,031	$(12,148,930)	$9,040,326
Issuance of common shares in lieu of cash payments on convertible note	15,230,034	1,523	-	2,977,382	-	2,978,905
Issuance of commitment shares in connection with the April 2024 Financings	1,500,000	150	-	667,350	-	667,500
Issuance of common shares to consultants	1,700,000	170	-	599,130	-	599,300
Adjustment related to Resale S-1/A warrants	(451,796)	(45)		45		-
Stock-based compensation	-	-	-	504,912	-	504,912
Net loss	-	-	-	-	(4,045,935)	(4,045,935)
Balance at April 30, 2024	50,328,328	5,033	(10,010)	25,944,850	(16,194,865)	$9,745,008

Balance at November 1, 2023	31,046,516	$3,105	$(10,010)	$20,197,171	$(10,446,882)	$9,743,384
Issuance of common stock for services	200,000	20	-	95,180	-	95,200
Issuance of equity warrants in connection with convertible note	-	-	-	151,490	-	151,490
Issuance of common shares in lieu of cash payments on convertible note	16,333,608	1,633	-	3,321,954	-	3,323,587
Issuance of commitment shares in connection with the April 2024 Financings	1,500,000	150	-	667,350	-	667,500
Issuance of common shares to consultants	1,700,000	170	-	599,130	-	599,300
Adjustment related to Resale S-1/A warrants(1)	(451,796)	(45)	-	45	-	-
Stock-based compensation	-	-	-	912,530	-	912,530
Net loss	-	-	-	-	(5,747,983)	(5,747,983)
Balance at April 30, 2024	50,328,328	5,033	(10,010)	25,944,850	(16,194,865)	$9,745,008

(1)	Amount is for an adjustment for shares recorded as not exercised but registered in accordance with their warrant agreements.

			Stock	Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at February 1, 2023	17,372,800	$1,737	$(10,010)	$7,046,610	$(4,720,737)	$2,317,600
Issuance of conversion shares related to the SPA	5,038,902	504	-	5,164,371	-	5,164,875
Issuance of commitment shares related to the SPA	375,000	38	-	1,124,963	-	1,125,001
Issuance of common shares upon consummation of IPO, net of underwriting discounts and offering costs	2,000,000	200	-	3,342,426	-	3,342,626
Issuance of pre-funded warrants	-	-	-	4,000	-	4,000
Stock-based compensation	12,500	1	-	70,227	-	70,228
Net loss	-	-	-	-	(2,235,957)	(2,235,957)
Balance at April 30, 2023	24,799,202	2,480	(10,010)	16,752,597	(6,956,694)	$9,788,373

Balance at November 1, 2022	16,972,800	$1,697	$(10,010)	$6,633,893	$(3,902,456)	$2,723,124
Issuance of common stock for cash, net	400,000	40	-	371,960	-	372,000
Issuance of conversion shares related to the SPA	5,038,902	504	-	$5,164,371	-	5,164,875
Issuance of commitment shares related to the SPA	375,000	38	-	1,124,963	-	1,125,001
Issuance of common shares in IPO, net of underwriting discounts and offering costs	2,000,000	200	-	3,342,426	-	3,342,626
Issuance of pre-funded warrants	-	-	-	4,000	-	4,000
Stock-based compensation	12,500	1	-	110,984	-	110,985
Net loss	-	-	-	-	(3,054,238)	(3,054,238)
Balance at April 30, 2023	24,799,202	2,480	(10,010)	16,752,597	(6,956,694)	$9,788,373

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended April 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,747,983)	$(3,054,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares for services	694,500	-
Issuance of equity warrants connected to convertible note	151,490	-
Conversion of convertible note payments into common shares	3,323,587	-
Bad debt expense	-	25,000
Accretion expense	1,389	1,389
Conversion of SPA	-	1,125,000
Payable to related party	185,066	-
Amortization of debt discounts	1,140,753	432,693
Debt discounts – convertible note	(322,366)	-
Stock-based compensation	912,530	110,985
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(450,812)	(105,739)
Accounts payable and accrued liabilities	392,714	663,644
Other liabilities	401,657	-
Net cash provided by/(used in) operating activities	682,525	(801,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for unproved oil and gas properties	(1,060,931)	(210,530)
Drilling costs for exploratory well	-	(1,294,490)
Due to operators	42,227	-
Advances to operators	-	534,852
Net cash used in investing activities	(1,018,704)	(970,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	372,000
Payment of convertible note payable	(2,550,000)	-
Proceeds from promissory notes	1,036,880
Proceeds from note payable – related party	125,000
Proceeds from convertible note payable	550,000
Repayment of notes payable	-	(1,472,512)
Proceeds from issuance of common stock in IPO	-	6,000,000
Payment for debt issuance costs	(166,978)	-
Payment for deferred offering costs	-	(1,013,493)
Net cash (used in)/provided by financing activities	(1,005,098)	3,885,995

Effect of foreign currency exchange	-	-

NET CHANGE IN CASH	(1,341,277)	2,114,561
Cash - Beginning of period	1,561,924	73,648
Cash - End of period	$220,647	$2,188,209

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of warrants (equity classified)	$151,490	$-
Issuance of commitment shares	$667,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2024 AND 2023

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Company Organization

Trio Petroleum Corp. (“Trio Petroleum” or the “Company”) is an oil and gas exploration and development company headquartered in Bakersfield, California, with operations in Monterey County, California and Uintah County, Utah. The Company was incorporated on July 19, 2021, under the laws of Delaware to acquire, fund and develop oil exploration and production assets, initially in California, and has begun to generate revenues during the quarterly period ended April 30, 2024. The Company upon its formation acquired from Trio Petroleum LLC (“Trio LLC”) a majority working interest in the South Salinas Project (“SSP”) in Monterey County and engaged the services of certain members of Trio LLC to manage the Company’s assets. The Company has since acquired interests in the McCool Ranch Oil Field in Monterey County, and in the Asphalt Ridge Project in Uintah County, Utah. The Company has revenue-generating operations at the McCool Ranch Oil Field and at the South Salinas Project as of the date of this filing.

Acquisition of South Salinas Project

On September 14, 2021, the Company entered into a Purchase and Sale Agreement (“Trio LLC PSA”) with Trio LLC to acquire an 82.75% working interest in the large, approximately 9,300 acres South Salinas Project. The working interest included the purchased percentage of the South Salinas Project’s leases, wells and inventory in exchange for $300,000 cash, a non-interest-bearing note payable of $3,700,000 due to Trio LLC on December 17, 2021 (see Note 6 and Note 9) and 4,900,000 shares of the Company’s $0.0001 par value common stock (see Note 5 and Note 10). At the time of the acquisition, this share issuance constituted 45% of the total number of issued shares of the Company. The Company accounted for the purchase as an asset acquisition, as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 – Business Combinations. The assets and associated asset retirement obligations (“ARO”) were recorded based on relative fair value at the estimated fair value of the consideration paid (see Note 5). In April 2023, the Company purchased an additional 3% working interest in the South Salinas Project; see Note 5 for further information. There are two contiguous areas of notable oil/gas accumulations in the South Salinas Project, being the Humpback Area that occurs in the northern part of the project, and the Presidents Area (“Presidents Oil Field”) that occurs in the southern part of the project. As of April 30, 2024 and October 31, 2023, there were no proved reserves attributable to the approximate 9,300 acres of the property. The HV-3A well at the South Salinas Project has been producing oil since it was returned to production on March 26, 2024, and it is producing oil and generating future revenue as of the date of this filing. The Company expects to receive the first revenue from oil produced from the HV-3A well in June or July, 2024.

Initial Public Offering

The Company’s Registration Statement (Amendment No. 9) on Form S-1/A was filed with the SEC on March 24, 2023; its Initial Public Offering was declared effective on April 17, 2023 and closed on April 20, 2023 (collectively, the “Offering” or “IPO”). The Company sold two million shares of its common stock for total gross proceeds of $6,000,000, which is described more fully in Note 4.

Additional Acquisitions - McCool Ranch Oil Field & Asphalt Ridge Leasehold

In October 2023, the Company entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project; the Company initially began refurbishment operations with respect to a water disposal well. After refurbishment was successfully accomplished, the Company restarted production operations on the assets (see Note 5 for further information). In November 2023, the Company entered into a leasehold acquisition and development option agreement (“ARLO Agreement”) with Heavy Sweet Oil, LLC (“HSO”), which gives the Company a 9-month option for the exclusive right to acquire up to a 20% interest in a 960-acre drilling and production program in the Asphalt Ridge leases for $2,000,000. In December 2023, the Company amended the agreement and funded $200,000 in exchange for an immediate 2% interest in the leases; such funds are to be used for the building of roads and related infrastructure in furtherance of the development of the leases (see Note 6 for further information).

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Amounts presented in the balance sheet as of October 31, 2023 are derived from our audited financial statements as of that date. The unaudited condensed financial statements as of and for the three- and six-month periods ended April 30, 2024 and 2023 have been prepared in accordance with U.S. GAAP and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K/A filed with the SEC on June 13, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transaction and disclosure of contingent assets and liabilities at the date of the financial statements, and the revenue and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Some of the more significant estimates required to be made by management include estimates of oil and natural gas reserves (when and if assigned) and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, accounts receivable, bad debt expense, ARO and the valuation of equity-based transactions. Accordingly, actual results could differ significantly from those estimates.

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services; refer to Note 5 – Revenue from Contracts with Customers for additional information.

The Company’s revenue is comprised of revenue from exploration and production activities to produce oil. The Company’s oil is sold to one customer who is a marketer, and payment is received in the month following delivery.

The Company recognizes sales revenues from oil when control transfers to the customer at the time of delivery. Revenue is measured based on the contract price, which may include adjustments for market differentials and downstream costs incurred by the customer, including gathering, transportation or short load fees.

Revenues are recognized for the sale of the Company’s percentage of working interest, adjusted for any incoming and outstanding expenses and oil and gas assessments.

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. As of April 30, 2024 and October 31, 2023, the Company recorded $166,978 and $350,320 in debt issuance costs, respectively.

Oil and Gas Assets and Exploration Costs – Successful Efforts

The Company’s projects are in exploration and/or early production stages and the Company began generating revuenue from its operations during the quarterly period ended April 30, 2024. It applies the successful efforts method of accounting for crude oil and natural gas properties. Under this method, exploration costs such as exploratory, geological, and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. If an exploratory property provides evidence to justify potential development of reserves, drilling costs associated with the property are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory property costs considering ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are unlikely to occur, associated exploratory well costs are expensed.

Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers. The Company currently has one well that is producing and is evaluating the impact of production on the reserve determination for that well and field. As of April 30, 2024 and October 31, 2023, all of the Company’s oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

Unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until the Company specifically identifies a lease that will revert to the lessor, at which time the Company charges the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. The Company currently has one well that is producing and is evaluating the impact of production on the reserve determination for that well and field. All of the Company’s natural gas properties were classified as unproved as of April 30, 2024 and October 31, 2023; see further discussion in Note 6.

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

Asset Retirement Obligations

ARO consists of future plugging and abandonment expenses on oil and natural gas properties. In connection with the South Salinas Project (“SSP”) acquisition described above, the Company acquired the plugging and abandonment liabilities associated with six non-producing wells. The fair value of the ARO was recorded as a liability in the period in which the wells were acquired with a corresponding increase in the carrying amount of oil and natural gas properties not subject to impairment. The Company plans to utilize the six wellbores acquired in the SSP acquisition in future exploration, production and/or disposal (i.e., disposal of produced water or CO2 by injection) activities. The liability is accreted for the change in its present value each period based on the expected dates that the wellbores will be required to be plugged and abandoned. The capitalized cost of ARO is included in oil and gas properties and is a component of oil and gas property costs for purposes of impairment and, if proved reserves are found, such capitalized costs will be depreciated using the units-of-production method. The asset and liability are adjusted for changes resulting from revisions to the timing or the amount of the original estimate when deemed necessary. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Components of the changes in ARO are shown below:

ARO, ending balance – October 31, 2023	$51,091
Accretion expense	1,389
ARO, ending balance – April 30, 2024	52,480
Less: ARO – current	2,778
ARO, net of current portion – April 30, 2024	$49,702

Related Parties

Related parties are directly or indirectly related to the Company, through one or more intermediaries and are in control, controlled by, or under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. On September 14, 2021, the Company acquired an 82.75% working interest (which was subsequently increased to an 85.75% working interest as of April 2023) in the SSP from Trio LLC in exchange for cash, a note payable to Trio LLC and the issuance of 4.9 million shares of common stock. As of the date of the acquisition, Trio LLC owned 45% of the outstanding shares of the Company and was considered a related party. As of April 30, 2024 and October 31, 2023, Trio LLC owned less than 1% and 1%, respectively, of the outstanding shares of the Company.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of April 30, 2024, the Company had $220,647 in its operating bank account and a working capital deficit of $1,213,963. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors, the consummation of its IPO in April 2023 (see Note 4), and convertible note financing under two tranches in October 2023 and December 2023, pursuant to which it raised total gross proceeds of $2,371,500. Additionally, the Company received funds in the amount of $125,000 from an unsecured promissory note from its CEO (see Note 9), as well as gross proceeds of $184,500 from a promissory note with an investor in March 2024 (see Note 9) and gross proceeds of $720,000 from convertible debt financing with two investors in April 2024 (see Note 9).

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of issuance of these condensed financial statements, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2024, the Company has an accumulated deficit of $16,194,865 and has experienced losses from continuing operations. Based on the Company’s cash balance as of April 30, 2024 and projected cash needs for the twelve months following the issuance of these condensed financial statements, management estimates that it will need to generate sufficient sales revenue and/or raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds by issuing additional shares of common stock or other equity securities or obtaining additional debt financing. Although management has been successful to date in raising necessary funding and obtaining financing through investors, there can be no assurance that any required future financing can be successfully completed on a timely basis, on terms acceptable to the Company, or at all. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed financial statements.

Accordingly, the accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INITIAL PUBLIC OFFERING

The Company’s Registration Statement (Amendment No. 9) on Form S-1/A was filed with the SEC on March 24, 2023; its Initial Public Offering was declared effective on April 17, 2023 and closed on April 20, 2023 (collectively, the “Offering” or “IPO”). The Company sold two million shares of common stock at a public offering price of $3.00 per share for gross proceeds of $6,000,000. After deducting the underwriting commissions, discounts and offering expenses payable by the Company, it received net proceeds of approximately $4,940,000. The Company’s common stock is listed on the NYSE American under the symbol TPET. The Company also issued warrants to purchase 100,000 shares of common stock to the underwriters at an exercise price of $3.30 per share (110% of public offering price), the cost of which was offset to additional paid-in capital upon IPO.

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three- and six-month periods ended April 30, 2024 and 2023:

	Three Months Ended April 30, 2024	Three Months Ended April 30, 2023	Six Months Ended April 30, 2024	Six Months Ended April 30, 2023
Oil sales	$73,915	$-	$73,915	$-

Total revenue from customers	$73,915	$-	$73,915	$-

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of April 30, 2024 or 2023.

Significant concentrations of credit risk

For the three and six months ended April 30, 2024, the Company has only one purchaser, which accounts for 10% or more of the Company’s total oil and natural gas revenue for these periods.

NOTE 6 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of	As of
	April 30, 2024	October 31, 2023
Oil and gas properties – not subject to amortization	$11,008,673	$9,947,742
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$11,008,673	$9,947,742

During the three and six months ended April 30, 2024, the Company incurred aggregated exploration costs of $40,223 and $124,817, respectively; these expenses were exploratory, geological and geophysical costs and were expensed on the statement of operations during the applicable periods. For capitalized costs, the Company incurred approximately $1.2 million for the six months ended April 30, 2024, of which approximately $0.6 million was related to drilling exploratory wells and approximately $0.6 million was related to acquisition costs, both of which were capitalized and reflected in the balance of the oil and gas property as of April 30, 2024.

During the three and six months ended April 30, 2023, the Company incurred aggregated exploration costs of $25,415 and $25,415, respectively; these expenses were exploratory, geological and geophysical costs and were expensed on the statement of operations during the applicable periods. For capitalized costs, the Company incurred approximately $1.5 million for the six months ended April 30, 2023, of which approximately $1.3 million was related to drilling exploratory wells and approximately $0.2 million was related to acquisition costs, both of which were capitalized and reflected in the balance of the oil and gas property as of April 30, 2023.

Leases

South Salinas Project

As of April 30, 2024, the Company holds interests in various leases related to the unproved properties of the South Salinas Project (see Note 8); two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022 to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which the Company would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022 and currently, the “force majeure” status has been extinguished by the drilling of the HV-1 well. The ongoing operations and oil production at the HV-3A well maintains the validity of the lease.

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

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2024 through February 2025. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2024 through March 2025.

McCool Ranch Oil Field

In October 2023, the Company entered into the McCool Ranch Purchase Agreement with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project; the Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company is obligated to pay an additional $400,000 per the McCool Ranch Purchase Agreement; it has paid approximately $215,000 to date for restarting production operations on the assets and has recorded a liability of $185,000 for the remainder as of the end of the period. These additional costs are capitalized costs and are reflected in the balance of the oil and gas property as of April 30, 2024.

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

Optioned Assets – Asphalt Ridge Leasehold Acquisition & Development Option Agreement

On November 10, 2023, the Company entered into the ARLO Agreement with HSO for a term of nine months which gives the Company the exclusive right to acquire up to a 20% interest in a 960 acre drilling and production program in the Asphalt Ridge leases for $2,000,000, which may be invested in tranches by the Company, with an initial tranche closing for an amount no less than $500,000 and paid within seven days subsequent to HSO providing certain required items to the Company.

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of April 30, 2024, the Company has paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of April 30, 2024.

NOTE 7 – RELATED PARTY TRANSACTIONS

South Salinas Project – Related Party

The Company upon its formation acquired from Trio LLC a majority working interest in the South Salinas Project and engaged the services of certain members of Trio LLC to manage the Company’s assets (see Note 1 and Note 6). Trio LLC operates the South Salinas Project on behalf of the Company, and as operator, conducts and has full control of the operations within the constraints of the Joint Operating Agreement, and acts in the capacity of an independent contractor. Trio LLC currently holds a 3.8% working interest in the South Salinas Project and the Company holds an 85.75% working interest. The Company provides funds to Trio LLC to develop and operate the assets in the South Salinas Project; such funds are classified in the short-term asset/liability section of the balance sheet as Advance to Operators/Due to Operators, respectively. As of April 30, 2024 and October 31, 2023, the balance of the Due to Operators account is $63,878 and $21,651, respectively.

McCool Ranch Oil Field Asset Purchase – Related Party

On October 16, 2023, the Company entered into the McCool Ranch Purchase Agreement with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project (see Note 6); the Assets are situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Oil Field. The Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company is obligated to pay an additional $400,000 per the McCool Ranch Purchase Agreement; it has paid approximately $215,000 during the quarter for restarting production operations on the assets and has recorded a liability of $185,000 to Trio LLC as a note payable – related parties on the balance sheet as of April 30, 2024.

Restricted Stock Units (“RSUs”) issued to Directors

On September 2, 2023, the Company issued an aggregate 425,000 shares of its $0.0001 par common stock to four outside directors with a fair value of $0.64 per share for a grant date value of $273,275. The shares, or RSUs, vest in full upon the six-month anniversary of the vesting commencement date (or August 28,2023), subject to the directors’ continued service on the vesting date. For the three and six months ended April 30, 2024, the Company recognized stock-based compensation in the amount of $41,364 and $177,259, respectively, within stock-based compensation expenses on the income statement, with no unrecognized expense as of the period ended April 30, 2024.

Restricted Shares issued to Executives and Employees

In February 2022, the Company entered into employee agreements with Frank Ingriselli (former Chief Executive Officer) and Greg Overholtzer (Chief Financial Officer or “CFO”) which, among other things, provided for the grant of restricted shares in the amounts of 1,000,000 and 100,000, respectively, pursuant to the 2022 Equity Incentive Plan (“the Plan”). Per the terms of the employee agreements, subject to continued employment, the restricted shares vest over a two-year period, under which 25% will vest upon the earlier of three months after the IPO or six months after the grant date. After this date, the remainder vest in equal tranches every six months until fully vested. As the Plan was not adopted until October 17, 2022, these shares will be recorded as of that date at a fair value of $0.294 per share; such value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability. As of October 31, 2022, the Company recorded 1,100,000 restricted shares at a fair value of $323,400, and for the three and six months ended April 30, 2024, the Company recognized stock-based compensation of $39,428 and $80,185, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $75,312 as of April 30, 2024. For the three and six months ended April 30, 2023, the Company recognized stock-based compensation of $39,428 and $80,185, respectively, within stock-based compensation expenses on the income statement.

In May 2023, the Company entered into six employee agreements which, among other things, provided for the grant of an aggregate of 700,000 restricted shares pursuant to the Plan. Per the terms of the employee agreements, subject to continued employment, the restricted shares vest as follows: 25% of the shares vested five months after the issuance date, after which the remainder vest in equal tranches every six months until fully vested. The shares were recorded on the date of issuance at a fair value of $2.15 per share for an aggregate fair value of $1,505,000, and for the three and six months ended April 30, 2024, the Company recognized stock-based compensation of $183,654 and $373,499, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $691,282 as of the period ended April 30, 2024.

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

Pursuant to the Peterson Employment Agreement, the Company issued Mr. Peterson a grant of 1,000,000 shares of restricted stock pursuant to the Company’s Omnibus Incentive Compensation Plan (the “Plan”) at a fair value of $0.27 per share for a grant date fair value of $271,000. The restricted stock grant vests over a period of two years, with 25% of the shares of restricted stock vesting six months after the Peterson Employment Agreement Effective Date, and the remainder vesting in equal tranches on each of the 12-, 18-, and 24-month anniversary dates of the Peterson Employment Agreement. On March 26, 2024, the Company borrowed $125,000 from Mr. Peterson (the “Peterson Loan”), in connection with which the Company delivered to Mr. Peterson an Unsecured Subordinated Promissory Note in the principal amount of $125,000 (the “Peterson Note”). As additional consideration for the Peterson Loan, the Company accelerated the vesting of 1,000,000 shares of restricted stock awarded to Mr. Peterson under the Company’s 2022 Equity Incentive Plan. For the three and six months ended April 30, 2024, the Company recognized stock-based compensation of $233,505 and $267,659, respectively, within stock-based compensation expenses on the income statement, with no unrecognized expense as of the period ended April 30, 2024.

Note Payable – Related Party

On March 26, 2024, the Company borrowed $125,000 from its Chief Executive Officer, Michael L. Peterson, in connection with which the Company delivered to Mr. Peterson an Unsecured Subordinated Promissory Note in the principal amount of $125,000. The Note is payable on or before September 26, 2024 (the “Peterson Note Maturity Date”), upon which date the principal balance and interest accruable at a rate of 10% per annum is due and payable to Mr. Peterson by the Company. The Company may prepay the Peterson Note at any time prior to the Peterson Note Maturity Date, in whole or in part, without premium or penalty. The Company is also required to prepay the Peterson Note, in full, prior to the Peterson Note Maturity Date from the proceeds of any equity or debt financing received by the Company of at least $1,000,000. As additional consideration for the Peterson Loan, the Company accelerated the vesting of 1,000,000 shares of restricted stock awarded to Mr. Peterson under the Company’s 2022 Equity Incentive Plan. The Peterson Note also provides for acceleration of payment of the outstanding principal balance and all accrued and unpaid interest in the case of an Event of Default (as such term is defined in the Peterson Note), where there is either a payment default or a bankruptcy event.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various claims that arise in the ordinary course of business. Management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations, or cash flows of the Company.

Unproved Property Leases

The Company holds interests in various leases related to the unproved properties of the South Salinas Project (see Note 6); two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022 to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which the Company would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022 and currently, the “force majeure” status has been extinguished by the drilling of the HV-1 well. The ongoing operations and oil production at the HV-3A well maintains the validity of the lease.

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

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2024 through February 2025. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2024 through March 2025.

On November 10, 2023, the Company entered into the ARLO Agreement with HSO for a term of nine months which allows the Company the exclusive right to acquire up to a 20% interest in a 960 acre drilling and production program in the Asphalt Ridge leases for $2,000,000, which may be invested in tranches by the Company, with an initial tranche closing for an amount no less than $500,000 and paid within seven days subsequent to HSO providing certain required items to the Company.

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of April 30, 2024, the Company has paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of April 30, 2024.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO in April 2023; for the three and six months ended April 30, 2024, the Company has recognized $54,000 and $110,685, respectively, in directors’ fees.

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

Compliance with NYSE American

On February 26, 2024, the Company received written notice from the NYSE American LLC (“NYSE American”) indicating that the Company is not in compliance with the continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide (“Section 1003(f)(v)”) because the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) have been selling for a substantial period of time at a low price per share. The Notice has no immediate effect on the listing or trading of the Company’s Common Stock and the Common Stock will continue to trade on the NYSE American under the symbol “TPET” with the designation of “. BC” to indicate that the Company is not in compliance with the NYSE American’s continued listing standards. Additionally, the Notice does not result in the immediate delisting of the Company’s Common Stock from the NYSE American.

Pursuant to Section 1003(f)(v), the NYSE American staff (the “Staff”) determined that the Company’s continued listing is predicated on effecting a reverse stock split of its Common Stock or demonstrating sustained price improvement within a reasonable period of time, which the Staff determined to be no later than August 26, 2024.

On May 1, 2024, the NYSE American notified the Company that it had regained compliance with the NYSE American listing requirements with respect to Section 1003(f)(v) of the NYSE American Company Guide due to its shares of common stock demonstrating sustained price improvement.

NOTE 9 – NOTES PAYABLE

Notes payable as of April 30, 2024 and October 31, 2023 consisted of the following:

	As of	As of
	April 30, 2024	October 31, 2023
Convertible note, net of discounts	$-	$1,217,597
Promissory notes, net of discounts	238,386	-
Notes payable – related parties	310,066	-
Total Notes payable	$548,452	$1,217,597

Convertible note – investors (October 2023 SPA)

On October 4, 2023, the Company entered into a securities purchase agreement (the “October 2023 SPA”) with an investor; the October 2023 SPA provides for loans in an aggregate principal amount of up to $3.5 million under two tranches, with first and second tranche fund amounts of $2.0 million and $1.5 million, respectively.

In consideration for the investor’s funding of the first tranche, the Company issued i) a senior secured convertible promissory note in the aggregate principal amount of $2,000,000 (the “Note”) and ii) a warrant to purchase up to 866,702 shares of Common Stock at an initial exercise price of $1.20 per share of Common Stock, subject to certain adjustments (the “Common Warrant”). The Note was initially convertible into shares of Common Stock at conversion price of $1.20, subject to certain adjustments (the “Conversion Price”), provided that the Conversion Price shall not be reduced below $0.35 (the “Floor Price”). The Note did not bear any interest and matured on April 4, 2025.

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

On December 18, 2023, December 29, 2023 and January 12, 2024, the Company made principal payments towards the first tranche in the amounts of $125,000, $125,000, and $125,000, respectively, which it converted into shares at 103% for conversion amounts of $128,750, $128,750 and $128,750, respectively. Conversion shares were issued numbering 367,858, 367,858 and 367,858, respectively, at fair values per share of $0.34, $0.31 and $0.29, respectively, for total amounts of $125,072, $114,036 and $105,575, with cash payments of $36,698, $35,837 and $49,935 made to the investor for the difference between the monthly conversion price and the floor price listed in the most recent amendment to the agreement. Additionally, losses in the amounts of $36,770, $24,873 and $30,510, respectively, were recognized for the difference between the value of the shares issued and the principal payment amounts.

On December 29, 2023, the Company entered into an amendment to the Second Tranche Note of the October 2023 SPA, which reduced the conversion price of note and exercise price of warrant from $1.20 to $0.50; the Company accounted for the amendment as a warrant modification, whereby the effect of the modification is measured as the difference in its relative fair value immediately before the modification and after the modification, and any increase to the relative fair value is recognized as an equity issuance cost.

To assess for the change in relative fair value, the Company performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants under their original terms as of the modification date using the following assumptions: a share price of $0.31, an exercise price of $1.20, an expected term of 5.0 years, volatility of 137.1%, a dividend rate of 0% and a discount rate of 3.84%. The Company then performed a Black Scholes Option Model calculation to quantify the fair value of the common warrants with their new modified terms as of the modification date using the following assumptions: a share price of $0.31, an exercise price of $0.50, an expected term of 5.0 years, volatility of 137.1%, a dividend rate of 0% and a discount rate of 3.84%. The aggregate difference of approximately $0.1 million between the two calculated amounts was recorded as an equity issuance cost within equity during the period to account for the change in relative fair value.

On January 2, 2024, the second tranche of the October 2023 SPA was funded, and the Company recorded gross proceeds of approximately $550,000, a 7% original issue discount of $38,500 and debt issuance costs of $90,978, for net proceeds of approximately $421,000. The Company also issued warrants to purchase up to 445,564 shares of common stock with an aggregate relative fair value of $98,708; the factors used to determine fair value were a share price of $0.32, an exercise price of $0.50, an expected term of 5 years, annualized volatility of 137.10%, a dividend rate of zero percent and a discount rate of 3.93%.

On February 1, 2024, February 16, 2024, March 22, 2024 and April 2, 2024, the Company made principal payments towards the first tranche in the amounts of $625,000, $125,000, $125,000, and $750,000, respectively, which it converted into shares at 103% for conversion amounts of $643,750, $128,750, $128,750 and $772,500, respectively. Conversion shares were issued numbering 1,839,286, 858,333, 858,333 and 5,149,997, respectively, at fair values per share of $0.24, $0.13, $0.10 and $0.17, respectively, for total amounts of $441,428, $113,300, $84,117 and $881,165, with a cash payment of $32,247 made to the investor for the difference between the monthly conversion price and the floor price listed in the most recent amendment to the agreement for the February 16, 2024 conversion. Additional shares of 2,395,911 and 351,507, respectively, were issued on February 1, 2024 and April 15, 2024, respectively, at fair values of $0.24 and $0.63, respectively, for total amounts of $574,779 and $221,449, respectively; these share issuances were made in lieu of additional cash payments related to the February 1, 2024 and March 22, 2024 principal payment conversions. Additionally, losses in the amounts of $391,447, $20,547, $180,566 and $131,165, respectively, were recognized for the difference between the value of the shares issued and the principal payment amounts.

On February 2, 2024 and February 5, 2024, the Company made principal payments towards the second tranche in the amounts of $275,000 and $275,000, respectively, which it converted into shares at 103% for conversion amounts of $283,250 and $283,250, respectively. Conversion shares were issued numbering 1,888,333 and 1,888,334, respectively, at fair values per share of $0.17 and $0.18, respectively, for total amounts of $323,094 and $339,334, respectively. Additionally, losses in the amounts of $48,094 and $64,334, respectively, were recognized for the difference between the value of the shares issued and the principal payment amounts.

On February 5, 2024, the Company entered into the first amendment to the First Tranche Note of the October 2023 SPA; such amendment provides for i) a reduction of the floor price of the conversion price from $0.35 to $0.15, ii) the issuance of additional 2,395,611 shares of common stock (as noted above) to the investor in lieu of the Company’s obligation to pay cash installments under the First Tranche Note, and iii) a new obligation of the Company to request acceleration of monthly payments in installments of $250,000 as soon as possible to repay the remaining $1,000,000 principal balance of the First Tranche Note, with the investor converting and selling shares subject to a) the beneficial ownership limitation of 4.99% and b) market prices of the Company’s common stock being at or above the floor price of $0.15.

As of April 30, 2024 and October 31, 2023, the balance of the convertible note, net of discounts, was $0 and $1,217,597, respectively, with non-cash interest expense related to discounts recognized in the amounts of $1,063,372 and $40,547, respectively.

March 2024 Debt Financing

The Company executed a Securities Purchase Agreement, dated March 27, 2024 (the “SPA”) with an institutional investor (the “March 2024 Investor”), which March 2024 Investor signed and funded on April 5, 2024, and pursuant to which the Company raised gross proceeds of $184,500 and received net proceeds of $164,500, after payment of offering expenses (the “March 2024 Debt Financing”). The SPA contains certain representations and warranties by the March 2024 Investor and the Company and customary closing conditions.

In connection with the March 2024 Debt Financing, the Company issued an unsecured promissory note to the March 2024 Investor, dated March 27, 2024, in the principal amount of $211,500, having an original issue discount of $27,000 or approximately 13% (the “March 2024 Investor Note”). Interest accrues on the March 2024 Investor Note at a rate of 12% per annum and the maturity date of the March 2024 Investor Note is January 30, 2025 (the “March 2024 Investor Note Maturity Date”). The March 2024 Investor Note provides for five payments of principal and accrued interest which are payable: (i) $118,440 on September 30, 2024; (ii) $29,610 on October 30, 2024; (iii) $29,610 on November 30, 2024; (iv) $29,610 on December 30, 2024; and (v) $29,610 on January 30, 2025. The Company may prepay the March 2024 Investor Note, in full and not in part, any time during the 180 day period after the issuance date of the Investor Note at a 3% discount to the outstanding amount of principal and interest due and payable; provided, that in the event of a prepayment, the Company will still be required to pay the full amount of interest that would have been payable through the term of the March 2024 Investor Note, in the amount of $25,380. The Investor Note contains provisions constituting an Event of Default (as such term is defined in the March 2024 Investor Note) and, upon an Event of Default, the March 2024 Investor Note will be accelerated and become due and payable in an amount equal to 150% of all amounts due and payable under the March 2024 Investor Note with interest at a default rate of 22% per annum. In addition, upon an Event of Default, the March 2024 Investor has the right to convert all or any outstanding amount of the March Investor Note into shares of the Company’s common stock at a conversion price equal to the greater of (i) 75% of the Market Price (as such term is defined in the March 2024 Investor Note) or (ii) the conversion floor price, which is $0.07117 (the “Floor Price”); provided, however, that the Floor Price shall not apply after October 5, 2024, and thereafter, the conversion price will be 75% of the Market Price. Issuance of shares of common stock to the March 2024 Investor is subject to certain beneficial ownership limitations and not more than 19.99% of the shares of common stock outstanding on March 29, 2024 may be issued upon conversion of the March 2024 Investor Note. The conversion price is also subject to certain adjustments or other terms in the event of (i) mergers, consolidations or recapitalization events or (ii) certain distributions made to holders of shares of common stock.

As of April 30, 2024 and October 31, 2023, the balance of the promissory note, net of discounts, was $172,468 and $0, respectively, with non-cash interest expense related to discounts recognized in the amounts of $7,964 for the three- and six-month periods ended April 30, 2024.

Note Payable – Related Party

On March 26, 2024, the Company borrowed $125,000 from its Chief Executive Officer, Michael L. Peterson, in connection with which the Company delivered to Mr. Peterson an Unsecured Subordinated Promissory Note in the principal amount of $125,000. The Note is payable on or before September 26, 2024, upon which date the principal balance and interest accruable at a rate of 10% per annum is due and payable to Mr. Peterson by the Company. The Company may prepay the Peterson Note at any time prior to the Peterson Note Maturity Date, in whole or in part, without premium or penalty. The Company is also required to prepay the Peterson Note, in full, prior to the Peterson Note Maturity Date from the proceeds of any equity or debt financing received by the Company of at least $1,000,000. As additional consideration for the Peterson Loan, the Company accelerated the vesting of 1,000,000 shares of restricted stock awarded to Mr. Peterson under the Company’s 2022 Equity Incentive Plan. The Peterson Note also provides for acceleration of payment of the outstanding principal balance and all accrued and unpaid interest in the case of an Event of Default (as such term is defined in the Peterson Note), where there is either a payment default or a bankruptcy event. As of April 30, 2024 and October 31, 2023, the Company has accrued interest on the loan in the amounts of $1,233 and $0, respectively.

April 2024 Debt Financings

On April 24, 2024, the Company entered into an Amended and Restated Securities Purchase Agreement (the “A&R SPA”), pursuant to which two institutional investors (the “April 2024 Investors”) provided an aggregate of $720,000 in financing on April 17, 2024 and April 24, 2024 (the “April 2024 Financings’) resulting in net proceeds to the Company, after offering expenses, of $664,000. The Company also issued to the April 2024 Investors an aggregate of 1,500,000 shares of common stock, as and for a commitment fee in connection with the April 2024 Financings (the “Commitment Shares”). The commitment shares were issued separately in two amounts of 750,000 common shares at fair values of $0.49 per share and $0.40 per share for values totaling $366,000 and $301,500, respectively; such amounts are debt issuance costs and were recorded as debt discounts to be amortized over the life of the agreement. As of April 30, 2024, the Company amortized $56,828 as noncash interest expense related to the commitment shares.

Pursuant to the provisions of the A&R SPA, the Company granted “piggy-back registration rights” to the April 2024 Investors for the registration for resale of the Commitment Shares and the Conversion Shares (defined hereafter). Additionally, until 18 months after the later of (i) August 16, 2024 or the full repayment of the April 2024 Investors Notes (defined hereafter), the Company provided the April 2024 Investors with the right to jointly participate in future financings in an amount up to 100% of any debt financing and up to 45% of any other type of financing. Further, the Company is prohibited from entering into any variable rate transactions for as long as the April 2024 Investors hold any of the Commitment Shares; provided, however, that the Company is permitted to enter into At-the-Market offerings with a nationally recognized broker-dealer. The Company has also agreed to use commercially reasonable efforts to consummate a reverse stock split of its shares of common stock, in the event that it is required in order to maintain the listing of its common stock on the NYSE American.

In connection with the April 2024 Financings, the Company issued Senior Secured Convertible Promissory Notes to the April 2024 Investors in the aggregate principal amount of $800,000 (the “April 2024 Investors Notes”), having an aggregate original issue discount of $80,000, or 10% of the aggregate principal amount of the April Notes. There is no interest payable on the outstanding balance of the April 2024 Investors Notes, unless an Event of Default has occurred, in which case interest will accrue on the outstanding balance of the April 2024 Investors Notes at a rate of 15% per annum until cured (the “Default Interest”). The Company may prepay all or any portion of the April 2024 Investors Notes at any time, provided that it also makes an equal prepayment, with respect to each of the April 2024 Investors Notes, and must prepay both of the April 2024 Investors Notes in full from the proceeds of any debt or equity financing of the Company generating, in a single transaction or a series of related transactions, gross proceeds of not less than $1,000,000, during any time that either of the April 2024 Investors Notes remain outstanding. In May 2024, the April 2024 Investors have provided limited waivers to the Company, which waivers require the Company to only pay 50% of the outstanding balance of the April 2024 Investors Notes upon any equity or debt financing generating less than $5,000,000 in gross proceeds if such financing takes place before June 30, 2024. The maturity date of both April 2024 Investors Notes is August 16, 2024. The Company also incurred debt issuance costs of $56,000 in connection with the issuance of the April 2024 Investor Notes; the values of such costs and the original issue discount noted above (which total $136,000) are recorded as debt discounts and amortized as the life of the April 2024 Investors Notes; as of April 30, 2024, the balance of April 2024 Investor Notes, net of discounts, was $65,918 and the Company amortized $12,590 as noncash interest expense related to these debt discounts.

The April 2024 Investors Notes are convertible into shares common stock of the Company (the “Conversion Shares”) at a per share conversion price of $0.25, subject to certain adjustments. The April 2024 Investors Notes also contain certain beneficial ownership limitations prohibiting the April 2024 Investors from converting the April 2024 Investors Notes, if any such conversion would result in an April 2024 Investor’s ownership of shares in excess of the applicable beneficial ownership limitation. The April 2024 Investors Notes also contain customary provisions constituting an Event of Default (as such term is defined in the April 2024 Investors Notes) and, in addition to the requirement to pay Default Interest upon an Event of Default, after an Event of Default has existed for at least 15 days without being cured, the April 2024 Investors Notes may be accelerated by the April 2024 Investors, in which case they will become immediately due and payable.

The Company also granted to the April 2024 Investors a senior security interest in and to all of the Company’s assets and non-real estate properties, subject to certain exceptions, securing repayment of the April 2024 Investors Notes as set forth in an Amended and Restated Security Agreement, dated April 24, 2024, between the Company and the April 2024 Investors (the “A&R Security Agreement”).

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Shares

On November 11, 2023, the Company entered into an agreement with a vendor to provide marketing and distribution services for a period of six months, with compensation in the form of 200,000 shares. The Company issued the vendor 200,000 common shares at a fair market value price of $0.48 per share for a total amount of $95,200; one half of this amount was recognized as marketing fees in the previous quarter and the other half was recognized in the current quarter.

On December 18, 2023, December 29, 2023 and January 12, 2024, the Company issued conversion shares which numbered 367,858, 367,858 and 367,858, respectively, at fair values per share of $0.34, $0.31 and $0.29, respectively, for total amounts of $125,072, $114,036 and $105,575, with cash payments of $36,698, $35,837 and $49,935 made to the investor for the difference between the monthly conversion price and the floor price listed in the most recent amendment to the agreement (see Note 9). Additionally, losses in the amounts of $36,770, $24,873 and $30,510, respectively, were recognized for the difference between the value of the shares issued and the principal payment amounts.

On February 1, 2024, February 16, 2024, March 22, 2024 and April 2, 2024, the Company issued conversion shares numbering 1,839,286, 858,333, 858,333 and 5,149,997, respectively, at fair values per share of $0.24, $0.13, $0.10 and $0.17, respectively, for total amounts of $441,428, $113,300, $84,117 and $881,165, with a cash payment of $32,247 made to the investor for the difference between the monthly conversion price and the floor price listed in the most recent amendment to the agreement for the February 16, 2024 conversion (see Note 9). Additional shares of 2,395,511 and 351,507, respectively, were issued on February 1, 2024 and April 15, 2024, respectively, at fair values of $0.24 and $0.63, respectively, for total amounts of $574,779 and $221,449, respectively; these share issuances were made in lieu of additional cash payments related to the February 1, 2024 and March 22, 2024 principal payment conversions. Additionally, losses in the amounts of $391,447, $20,547, $180,566 and $131,165, respectively, were recognized for the difference between the value of the shares issued and the principal payment amounts.

On February 2, 2024 and February 5, 2024, the Company made principal payments towards the second tranche in the amounts of $275,000 and $275,000, respectively, which it converted into shares at 103% for conversion amounts of $283,250 and $283,250, respectively. Conversion shares were issued numbering 1,888,333 and 1,888,334, respectively, at fair values per share of $0.17 and $0.18, respectively, for total amounts of $323,094 and $339,334, respectively. Additionally, losses in the amounts of $48,094 and $64,334, respectively, were recognized for the difference between the value of the shares issued and the principal payment amounts.

On March 20, 2024, the Company issued 100,000 shares of common stock to a consultant as a settlement for non-performed marketing services per an agreement dated November 2021; such shares were issued at a fair value of $0.11 per share for a total value of $10,500.

On March 26, 2024, the Company entered into an agreement with consultants to provide marketing services; the agreement has an effective date of April 26, 2024 and a term from April 1, 2024 through June 30, 2024. The terms provide for a one-time cash payment of $100,000 or, in lieu of a cash payment, the Company may elect to complete a one-time equity issuance in the form of 1,000,000 shares of common stock, as well as monthly cash payments of $10,000 to be paid in April, May and June 2024. The Company issued one million shares of common stock at a fair value of $0.37 per share for a total amount of $368,000.

On April 16, 2024 and April 24, 2024, the Company issued 750,000 shares of common stock and 750,000 shares of common stock respectively, to the April 2024 Investors as and for a commitment fee in connection with the April 2024 Financings. The commitment shares were issued at fair values of $0.49 per share and $0.40 per share, respectively, for values totaling $366,000 and $301,500, respectively.

On April 29, 2024, the Company entered an agreement with consultants to provide marketing services; the agreement has a term from April 29, 2024 through October 29, 2024. The terms provide for a $30,000 cash payment and the issuance of 600,000 shares of common stock. The Company issued 600,000 shares of common stock at a fair value of $0.37 per share for a total amount of $220,800.

Warrants

October 2023 SPA with Warrants

On October 4, 2023 and December 29, 2023, the Company entered into placement agent agreements with Spartan (see Note 8 for further information) for their role in connection with the two tranche fundings related to the October 2023 SPA; among other things, the agreements provide the agent with equity-classified warrants to purchase a number of common shares equal to 5% of the number of common shares initially issuable upon conversion of each note tranche. For the first tranche, the Company issued to Spartan warrants to purchase 83,333 shares of common stock with a fair value of $38,029; the factors used to determine fair value were a share price of $0.55, an exercise price of $1.32, an expected term of 5 years, annualized volatility of 137.10%, a dividend rate of zero percent and a discount rate of 4.72%. For the second tranche, the Company issued to Spartan warrants to purchase 55,000 common shares of common stock with a fair value of $14,753; the factors used to determine fair value were a share price of $0.32, an exercise price of $0.55, an expected term of 5 years, annualized volatility of 137.10%, a dividend rate of zero percent and a discount rate of 3.93%.

On January 2, 2024, the second tranche of the October 2023 SPA was funded (see Note 9 for further information); in connection with this funding, the Company issued to the investor equity warrants to purchase up to 445,564 shares of common stock with an aggregate relative fair value of $98,708; the factors used to determine fair value were a share price of $0.32, an exercise price of $0.50, an expected term of 5 years, annualized volatility of 137.10%, a dividend rate of zero percent and a discount rate of 3.93%.

A summary of the warrant activity during the six months ended April 30, 2024 is presented below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Life
	Warrants	Price	in Years	Intrinsic Value

Outstanding November 1, 2023	1,766,702	$1.12	7.3	$-
Issued	583,897	0.62	4.6	-
Outstanding, April 30, 2024	2,350,599	$0.99	3.7	$125,600

Exercisable, April 30, 2024	2,295,599	$0.99	3.7	$125,600

A summary of outstanding and exercisable warrants as of April 30, 2024 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$0.01	400,000	4.0	400,000
$1.50	400,000	0.6	400,000
$3.30	100,000	4.0	100,000
$1.20	866,702	4.4	866,702
$1.32	83,333	4.4	83,333
$0.50	445,564	4.7	445,564
$0.55	55,000	-	-
	2,350,599	3.7	2,295,599

Stock Options

A summary of the option activity during the six months ended April 30, 2024 is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Life
	Options	Exercise Price	in Years	Intrinsic Value

Outstanding, November 1, 2021	120,000	$0.52	4.3	$-
Issued	-	-	-	-
Outstanding, April 30, 2024	120,000	$0.52	4.3	$-

Exercisable, April 30, 2024	105,000	$0.52	4.3	$-

A summary of outstanding and exercisable options as of April 30, 2024 is presented below:

Options Outstanding		Options Exercisable
		Weighted Average
Exercise Price	Number of Shares	Remaining Life in Years	Number of Shares
$0.52	120,000	4.3	120,000
	120,000		120,000

On August 15, 2023, the Company issued five-year options to purchase 120,000 shares of the Company’s common stock to a consultant of the Company, pursuant to the Plan. The options have an exercise price of $0.52 per share and vest monthly over a period of 24 months, beginning on the vesting commencement date, which is May 1, 2022 per the option agreement. The options have a grant date fair value of $55,711, which will be recognized over the vesting term.

The assumptions used in the Black-Scholes valuation method for these options issued in 2023 were as follows:

Risk free interest rate	4.36%
Expected term (years)	5.0
Expected volatility	137.1%
Expected dividends rate	0%

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 - Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after April 30, 2024 through the date the unaudited condensed financial statements are available for issuance. During this period, the Company did not have any material reportable subsequent events, except as disclosed below.

Compliance with NYSE American

On May 1, 2024, the NYSE American notified the Company that it had regained compliance with the NYSE American listing requirements with respect to Section 1003(f)(v) of the NYSE American Company Guide due to its shares of common stock demonstrating sustained price improvement (see Note 8).

Dismissal of Independent Registered Public Accounting Firm

On May 6, 2024, the audit committee of the Board of Directors of the Company approved the dismissal of BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm.

The reports of BF Borgers on the Company’s consolidated financial statements for the fiscal years ended October 31, 2023, and October 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal years ended October 31, 2023, and October 31, 2022, and through the date of termination, May 6, 2024, there were no “disagreements” with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the consolidated financial statements for such years. During the fiscal years ended October 31, 2023, and October 31, 2022, and through May 6, 2024, there have been no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K).

The Company provided BF Borgers with a copy of the disclosure made herein in response to Item 304(a) of Regulation S-K. In the event BF Borgers does not furnish the Company with a copy of its letter addressed to the Securities and Exchange Commission (the “Commission”), pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not BF Borgers agrees with the statements made by the Company in this report, no further action is required due to the fact that BF Borgers is not currently permitted to appear or practice before the Commission as noted in Staff Statement on Issuer Disclosure and Reporting Obligations in Light of Rule 102(e) Order against BF Borgers CPA PC, which was disseminated by the Commission on May 3, 2024.

Appointment of Independent Registered Public Accounting Firm

Effective May 8, 2024, the Company retained Bush & Associates CPA LLC (“Bush & Associates”), as its independent registered public accounting firm. The decision to engage Bush & Associates as the Company’s independent registered public accounting firm was approved by the Company’s audit committee and its board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our Form 10-K/A for the year ended October 31, 2023 (“our Form 10-K/A”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those in this Quarterly Report on Form 10-Q, as well as the risk factors set forth in the section titled “Risk Factors” included in our Form 10-K/A, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Risks, risk factors and uncertainties involved in forward-looking statements contained in this Form 10-Q include, but are not limited to, the following:

●	our ability to find, acquire or gain access to other properties, discoveries and prospects and to successfully develop our current properties, discoveries and prospects;

●	uncertainties inherent in making estimates of our oil and natural gas resources;

●	the successful implementation of our development and drilling plans at our properties, discoveries and prospects;

●	projected and targeted capital expenditures and other costs, commitments and revenues;

●	our dependence on our key management personnel and our ability to attract and retain qualified technical personnel;

●	the ability to obtain financing and the terms under which such financing may be available;

●	the volatility of oil and natural gas prices;

●	the availability and cost of developing appropriate infrastructure around and transportation to our discoveries and prospects;

●	the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;

●	other competitive pressures;

●	potential liabilities inherent in oil and natural gas operations, including drilling risks and other operational and environmental hazards;

●	current and future government regulation of the oil and gas industry;

●	cost of compliance with laws and regulations;

●	changes in environmental, health and safety or climate change laws, greenhouse gas regulation or the implementation of those laws and regulations;

●	environmental liabilities;

●	geological, technical, drilling and processing problems;

●	military operations, terrorist acts, wars or embargoes;

●	the cost and availability of adequate insurance coverage;

●	our vulnerability to severe weather events; and

●	other risk factors discussed in the “Risk Factors” section of this Quarterly Report and in our Form 10-K/A.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

Overview

The Company was incorporated in the state of Delaware on July 19, 2021. The Company is an oil and gas exploration and development company headquartered in Bakersfield, California, with its principal offices located at 5401 Business Park South, Suite 115, Bakersfield, CA, 93309. The Company has operations in Monterey County, California and Uintah County, Utah. The Company owns an 85.75% working interest in the South Salinas Project in Monterey County, a producing oil and gas property it acquired from Trio LLC. The Company also owns an approximate 22% working interest in the McCool Ranch Oil Field in Monterey County, a producing oil property it acquired from Trio LLC. The Company owns a 2.25% working interest and has an option to acquire up to a 20% working interest in a 960-acre drilling and production program in the approximately 40,000-acre Asphalt Ridge formation in Uintah County, Utah. The Company has revenue-generating operations at the McCool Ranch Oil Field and at the South Salinas Project as of the date of this filing.

As of April 30, 2024, we currently have four actively producing oil wells - three at McCool Ranch Field and one in the South Salinas Project at Presidents Oil Field.

During February 2024, the HH-1 well at McCool Ranch Field was returned to production at an initial rate of 47 barrels of oil per day, and the 35X and 58X wells at this field were subsequently also returned to production. All three of these wells were producing as of April 30, 2024. The Company in April 2024, made its first sale and shipment of approximately 1,925 barrels of oil, primarily produced from the HH-1 well. The Company is taking steps to optimize the oil production from the three wells, including possibly employing cyclic steam. The Company also plans to return to production the last two wells in the restart program, the HH-3 and HH-4 wells, in subsequent months.

During March 2024, the HV-3A well at Presidents Field was returned to production at an initial rate of 30 barrels of oil per day. The Company believes that production at HV-3A can be significantly increased over current and previous levels, for example by adding up to 650 feet of additional perforations in the currently-producing oil zone, opening deeper behind-pipe oil zones some of which are already selectively perforated, acidizing the well for borehole cleanup, and other methods and operations under consideration. The Company will produce and monitor the HV-3A well as currently completed and when appropriate will take steps to increase production.

During the quarterly period ended April 30, 2024, we announced the commencement of drilling activities on the Asphalt Ridge project in Uintah County, UT. The first well, HSO 8-4 (API# 4304757202), was spud on May 10, 2024 and drilled to a total depth of 1,020 feet. The well found 100 feet of Rimrock Sandstone tar-sand pay zone with good oil saturation and good porosity. Thirty feet of the Rimrock was cored. A small, representative piece of Rimrock core was placed in water and brought to boiling point, and within a few minutes the sand disaggregated and the bitumen became liquid, mobile-oil, floating on top of the water – this simple laboratory test indicates that the bitumen becomes mobile-oil at relatively low temperatures and supports our contention that oil extraction using subsurface thermal-recovery methods may be very successful. The operator of the project is waiting on the arrival of a down-hole heater for the HSO 8-4 well and expects to receive the heater and begin production approximately on June 15, 2024. A second well, the HSO 2-4 (API# 430475201), was spud on May 19, 2024 and drilled to a total depth of 1,390 feet. The well drilled through both the Rimrock tar-sand, which had a thickness of 135 feet, and the Asphalt Ridge tar-sand, which had a thickness of 59 feet. The Company installed a down-hole heater and began heating the Rimrock tar-sand zone on June 3, 2024. A third well is planned to be drilled in June 2024. The project targets a heavy-oil tar sand field that is expected to be densely developed at scale, with as low as 2.5 acre spacing for future wells. Through existing working interests and option agreements, we have the ability to take up to a 20% working interest in this project.

Going Concern Considerations

We have only begun to generate revenues in the current quarter and have incurred significant losses since inception. As of April 30, 2024, we have an accumulated deficit of $16,194,865 and a working capital deficit of $1,213,963, and for the three and six months ended April 30, 2024, net losses of $4,045,935 and $5,747,983, respectively. To date, we have been funding operations through proceeds from the issuance of common stock, financing through certain investors, the consummation of its IPO in April 2023, and convertible note financing under two tranches in October 2023 and December 2023, pursuant to which we raised total gross proceeds of $2,371,500. Additionally, we received funds in the amount of $125,000 from an unsecured promissory note from our CEO, as well as gross proceeds of $184,500 from a promissory note with an investor in March 2024 and gross proceeds of $720,000 from convertible debt financing with two investors in April 2024.

There is substantial doubt regarding our ability to continue as a going concern as a result of our accumulated deficit and no source of revenue sufficient to cover our costs of operations as well as our dependence on private equity and financing. See “Risk Factors—Risks Relating to Our Business— We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the years ended October 31, 2023 and 2022, and for the period from July 19, 2021 (inception) through October 31, 2021,” in our Form 10-K/A.

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern. As we have only begun to generate revenues, we need to raise a significant amount of capital to pay for our development, exploration, drilling and operating costs. While we raised capital in April 2023 with our IPO, in October 2023, December 2023 and April 2024 with convertible debt financing, and in March 2024 with promissory notes, we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms or at all. We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. We may never achieve profitable operations or generate significant revenues.

We will require additional capital funding in order to drill additional planned wells at the South Salinas, McCool Ranch and Asphalt Ridge assets and to pay for additional development costs and other payment obligations and operating costs until our planned revenue streams are fully implemented and begin to offset our operating costs, if ever.

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

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. The condensed financial statements included in this report also include a going concern footnote.

Optioned Assets - McCool Ranch Oil Field

In October 2023, we entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near our flagship South Salinas Project; we initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, we are obligated to pay an additional $400,000 per the McCool Ranch Purchase Agreement; we have paid approximately $215,000 during the quarter for restarting production operations on the assets and has recorded a liability of $185,000 to Trio LLC as of April 30, 2024.

Optioned Assets – Asphalt Ridge Leasehold Acquisition & Development Option Agreement

On November 10, 2023, we entered into a leasehold acquisition and development option agreement (“ARLO Agreement”) with Heavy Sweet Oil, LLC (“HSO”) for a term of nine months, which gives the Company the exclusive right to acquire up to a 20% interest in a 960 acre drilling and production program in the Asphalt Ridge leases for $2,000,000, which may be invested in tranches by us, with an initial tranche closing for an amount no less than $500,000 and paid within seven days subsequent to HSO providing certain required items to the Company.

On December 29, 2023, we entered into an amendment to the ARLO Agreement, whereby we funded $200,000 of the $500,000 payable by us to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of April 30, 2024, we have paid a total of $225,000 to HSO in costs related to infrastructure and have obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of April 30, 2024.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Results of Operations

Three Months Ended April 30, 2024 compared to the Three Months Ended April 30, 2023 (unaudited)

Our financial results for the three months ended April 30, 2024 and 2023 are summarized as follows:

	For the Three Months Ended April 30,
	2024	2023	Change	% Change
Revenues, net	$72,923	$-	$72,923	100.0%

Operating expenses:
Exploration expenses	40,223	25,415	14,808	58.3%
General and administrative expenses	1,475,685	920,263	555,422	60.4%
Stock-based compensation expense	504,912	70,228	434,684	619.0%
Accretion expenses	694	694	-	0.0%
Total operating expenses	2,021,514	1,016,600	1,004,914	98.9%
Loss from Operations	(1,948,591)	(1,016,600)	(931,991)	91.7%

Other expenses:
Interest expenses	982,691	94,357	888,334	941.5%
Settlement fees	10,500	-	10,500	100.0%
Loss on note conversion	1,104,153	1,125,000	(20,847)	(1.9)%
Total other expenses	2,097,344	1,219,357	877,987	72.0%
Loss before income taxes	(4,045,935)	(2,235,957)	(1,809,978)	80.9%
Income tax benefit	-	-	-	-
Net loss	$(4,045,935)	$(2,235,957)	$(1,809,978)	80.9%

Revenues, net

Revenues, net increased for the three months ended April 30, 2024 by approximately $0.1 million as compared to the prior period, which had no revenue; we made our first sale and shipment of approximately 2,100 barrels of oil, primarily produced from the HH-1 well.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory geological and geophysical costs, delay rentals and exploratory overhead, and are expensed as incurred. Exploration expenses increased by approximately $15,000 as compared to the prior year period due to an increase in exploratory, geological, and geophysical costs incurred during the quarter.

Given adequate funding, we expect the McCool Ranch Field to return to production the last two wells in the restart program, the HH-3 and HH-4 wells, in the third quarter.

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

General and administrative expenses increased for the three months ended April 30, 2024 by approximately $0.6 million as compared to the prior period due to increases in NYSE American filing fees of $100,000, insurance expenses of $60,000, marketing fees of $180,000, increased legal fees of approximately $220,000 and increased salary expenses of approximately $250,000, offset by a decrease in consulting fees of $270,000.

Stock-based compensation expenses

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense increased by approximately $0.4 million for the three months ended April 30, 2024 as compared to the prior period due to the amortization of approximately $500,000 in expense for restricted shares that had not yet been granted during the same period in the prior year.

Accretion expenses

We have an Asset Retirement Obligation (“ARO”) recorded that is associated with our oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the three months ended April 30, 2024, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the three months ended April 30, 2024, Other expenses, net increased by approximately $0.9 million compared to the prior year period. The increase is primarily due to increased non-cash interest expense of $0.9 million due to the payoff of the first and second tranches of the convertible debt (and associated debt discounts) during the quarter.

Six Months Ended April 30, 2024 compared to the Six Months Ended April 30, 2023 (unaudited)

Our financial results for the six months ended April 30, 2024 and 2023 are summarized as follows:

	For the Six Months Ended April 30,
	2024	2023	Change	% Change
Revenues, net	$72,923	$-	$72,923	100.0%

Operating expenses:
Exploration expenses	124,817	25,415	99,402	391.1%
General and administrative expenses	2,422,953	1,044,519	1,378,434	132.0%
Stock-based compensation expense	912,530	110,985	801,545	722.2%
Accretion expenses	1,389	1,389	-	0.0%
Total operating expenses	3,461,689	1,182,308	2,279,381	192.8%
Loss from Operations	(3,388,766)	(1,182,308)	(2,206,458)	186.6%

Other expenses:
Interest expenses	1,141,989	746,930	395,059	52.9%
Settlement fees	10,500	-	10,500	100.0%
Loss on note conversion	1,196,306	1,125,000	71,306	100.0%
Licenses and fees	10,422	-	10,422	100.0%
Total other expenses	2,359,217	1,871,930	487,287	26.0%
Loss before income taxes	(5,747,983)	(3,054,238)	(2,693,745)	88.2%
Income tax benefit	-	-	-	-
Net loss	$(5,747,983)	$(3,054,238)	$(2,693,745)	88.2%

Revenues, net

Revenues, net increased for the six months ended April 30, 2024 by approximately $0.1 million as compared to the prior period, which had no revenue; we made our first sale and shipment of approximately 2,100 barrels of oil, primarily produced from the HH-1 well.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory geological and geophysical costs, delay rentals and exploratory overhead, and are expensed as incurred. Exploration expenses increased by approximately $0.1 million as compared to the prior year period due to an increase in exploratory, geological, and geophysical costs incurred during the period.

Given adequate funding, we expect the McCool Ranch Field to return production the last two wells in the restart program, the HH-3 and HH-4 wells, in the third quarter.

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

General and administrative expenses increased for the six months ended April 30, 2024 by approximately $1.4 million as compared to the prior period due to increases in NYSE American filing fees of $180,000, insurance expenses of $150,000, marketing fees of $235,000, directors fees of $110,000, increased legal fees of approximately $470,000 and increased salary expenses of approximately $490,000, offset by a decrease in consulting fees of $240,000.

Stock-based compensation expenses

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense increased by approximately $0.8 million for the six months ended April 30, 2024 as compared to the prior period due to the amortization of approximately $900,000 in expense for restricted shares that had not yet been granted during the same period in the prior year.

Accretion expenses

We have an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the six months ended April 30, 2024, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the six months ended April 30, 2024, Other expenses, net increased by approximately $0.5 million compared to the prior year period. The increase is due to increased non-cash interest expenses over the period of $0.4 million due to increased debt discounts on debt in the current period versus the same period in the prior year.

Liquidity and Capital Resources

Working Capital/(Deficiency)

Our working capital deficiency as of April 30, 2024, in comparison to our working capital deficiency as of October 31, 2023, can be summarized as follows:

	April 30, 2024	October 31, 2023
Current assets	$804,876	$1,695,341
Current liabilities	2,018,839	1,851,386
Working capital (deficiency)	$(1,213,963)	$(156,045)

Current assets decreased because of i) a decrease to the cash account of approximately $1.3 million due to increased payroll expenses and additional cash outlays for capital expenditures for the oil and gas properties, offset by an increase in prepaid assets of approximately $0.5 million. The balance of the current liabilities has remained fairly constant.

Cash Flows

Our cash flows for the six months ended April 30, 2024, in comparison to our cash flows for the six months ended April 30, 2023, can be summarized as follows:

	Six months ended April 30,
	2024	2023
Net cash provided by/(used in) operating activities	$682,525	$(801,266)
Net cash used in investing activities	(1,018,704)	(970,168)
Net cash (used in)/provided by financing activities	(1,005,098)	3,885,995
Net change in cash	$(1,314,277)	$2,114,561

Cash Flows from Operating Activities

For the six months ended April 30, 2024 and 2023, cash provided by/(used in) operating activities was $682,525 and ($801,266), respectively. The cash provided by operations for the six months ended April 30, 2024 was primarily attributable to our net loss of $5,747,983, adjusted for non-cash expenses in the aggregate amount of $6,086,949, as well as $343,559 of net cash provided to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the six months ended April 30, 2023 was primarily attributable to our net loss of $3,054,238, adjusted for non-cash expenses in the aggregate amount of $1,695,067, as well as $557,905 of net cash used to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended April 30, 2024 and 2023, cash used in investing activities was $1,018,704 and $970,168, respectively. The cash used during the current period is attributable to approximately $1.1 million related to costs for capital expenditures, which were capitalized and are reflected in the balance of the oil and gas property as of April 30, 2024. These amounts were offset by approximately $50,000 in amounts due to operators for costs for the South Salinas Project and the McCool Ranch Option. Cash used from investing activities for the six months ended April 30, 2023 was attributable to approximately $1.3 million related to drilling exploratory wells and approximately $200,000 related to acquisition costs, both of which were capitalized and reflected in the balance of the oil and gas property as of April 30, 2023. These amounts were offset by approximately $0.5 million in amounts used from the Advance to Operators account, which was designated for costs for the HV-1 well.

Cash Flows from Financing Activities

For the six months ended April 30, 2024 and 2023, cash (used in)/provided by financing activities was ($1,005,098) and $3,885,995, respectively. Cash provided by financing activities during the six months ended April 30, 2024 was primarily attributable to approximately $0.6 million in net proceeds from the issuance of convertible debt and approximately $1.0 million from the issuance of promissory notes and related party notes, offset by payments for the convertible debt in the amount of approximately $2.6 million and debt issuance costs of $0.2 million. Cash provided by financing activities during the six months ended April 30, 2023 was primarily attributable to $6.4 million in gross proceeds from the issuance of common stock, offset by the payment of offering costs of approximately $1.0 million and the payment of notes payables of approximately $1.5 million.

Our cash change was a decrease of approximately $1.3 million as of April 30, 2024. Management believes that the cash on hand and working capital are sufficient to meet its current anticipated cash requirements for anticipated capital expenditures and operating expenses for the next twelve months.

Contractual Obligations and Commitments

Unproved Property Leases

We hold various leases related to the unproved properties of the South Salinas Project; two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022 to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which we would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, we paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022 and currently, the “force majeure” status has been extinguished by the drilling of the HV-1 well. The ongoing operation and oil production at the HV-3A well maintain the validity of the lease.

The second lease covers 160 acres of the South Salinas Project; it is currently held by delay rental and is renewed every three years. Until drilling commences, we are required to make delay rental payments of $30/acre per year. We are currently in compliance with this requirement and have paid in advance the delay rental payment for the period from October 2023 through October 2024.

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

During February and March of 2023, we entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; we are required to make rental payments of $25/acre per year. We are currently in compliance with this requirement and have paid in advance the rental payment for the period February 2024 through February 2025. The second group of leases covers 307.75 acres and has a term of 20 years; we are required to make rental payments of $30/acre per year. We are currently in compliance with this requirement and have paid in advance the rental payment for the period from March 2024 through March 2025.

On November 10, 2023, we entered into a leasehold acquisition and development option agreement (“ARLO Agreement”) with Heavy Sweet Oil (“HSO”) for a term of nine (9) months which gives the Company the exclusive right to acquire up to a 20% interest in a 960 acre drilling and production program in the Asphalt Ridge leases for $2,000,000, which may be invested in tranches by us, with an initial tranche closing for an amount no less than $500,000 and paid within seven days subsequent to HSO providing certain required items to the Company.

On December 29, 2023, we entered into an amendment to the ARLO Agreement, whereby we funded $200,000 of the $500,000 payable by us to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of April 30, 2024, we have paid a total of $225,000 to HSO in costs related to infrastructure; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of April 30, 2024.

Board of Directors Compensation

On July 11, 2022, our Board of Directors approved compensation for each of the non-employee directors, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of our IPO in April 2023; for the three and six months ended April 30, 2024, we have recognized $54,000 and $110,685, respectively, in directors’ fees.

Agreements with Advisors

On October 4, 2023 and December 29, 2023, we entered into placement agent agreements with Spartan Capital Securities, LLC (“Spartan”), whereby Spartan will serve as the exclusive placement agent in connection with the closing of private placements. The agreements provide the agent with i) a cash fee 7.5% of the aggregate proceeds raised in the sale and ii) warrants to purchase a number of common shares equal to 5% of the number of common shares initially issuable upon conversion of each note tranche; warrants to purchase 83,333 and 55,000 common shares with exercise prices of $1.32 and $0.55 for the first and second tranches, respectively, were issued to Spartan as of January 31, 2024. Such warrants may be exercised beginning 6 months after issuance until four- and one-half years thereafter.

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

Oil and Gas Assets and Exploration Costs – Successful Efforts

The Company’s projects are in the exploration and/or early production stages and the Company began generating revenue from its operations during the quarterly period ended April 30, 2024. We apply the successful efforts method of accounting for crude oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. If an exploratory property provides evidence to justify potential development of reserves, drilling costs associated with the property are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory property costs in light of ongoing exploration activities; in particular, whether we are making sufficient progress in our ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are unlikely to occur, associated exploratory well costs are expensed.

Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on our current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers. The Company currently has one well that is producing and is evaluating the impact of production on the reserve determination for that well and field.

Unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until we specifically identify a lease that will revert to the lessor, at which time we charge the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. The Company currently has one well that is producing and is evaluating the impact of production on the reserve determination for that well and field.

Impairment of Other Long-lived Assets

We review the carrying value of our long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We assess the recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. With regards to oil and gas properties, this assessment applies to proved properties; unproved properties are assessed for impairment either at an individual property basis or a group basis.

Asset Retirement Obligations

ARO consists of future plugging and abandonment expenses on oil and natural gas properties. In connection with the South Salinas Project acquisition described above, we acquired the plugging and abandonment liabilities associated with six temporarily shut-in, idle wells. The fair value of the ARO was recorded as a liability in the period in which the wells were acquired with a corresponding increase in the carrying amount of oil and natural gas properties. We plan to utilize the six wellbores acquired in the South Salinas Project acquisition in future production, development and/or exploration activities. The liability is accreted for the change in its present value each period based on the expected dates that the wellbores will be required to be plugged and abandoned. The capitalized cost of ARO is included in oil and gas properties and is a component of oil and gas property costs for purposes of impairment and, if proved reserves are found, such capitalized costs will be depreciated using the units-of-production method. The asset and liability are adjusted for changes resulting from revisions to the timing or the amount of the original estimate when deemed necessary. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Recent Accounting Pronouncements

All recently issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to us.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended April 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings.

Item 1A. Risk Factors

If we are not able to comply with the applicable continued listing requirements or standards of the NYSE American, our common stock could be delisted from the NYSE American.

On February 26, 2024, we received written notice (the “Notice”) from the NYSE American LLC (“NYSE American”) indicating that we are not in compliance with the continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide (“Section 1003(f)(v)”) because the shares of our common stock have been selling for a substantial period of time at a low price per share. The Notice has no immediate effect on the listing or trading of our shares of common stock and our common stock will continue to trade on the NYSE American under the symbol “TPET” with the designation of “.BC” to indicate that we are not in compliance with the NYSE American’s continued listing standards. Additionally, the Notice does not result in the immediate delisting of our common stock from the NYSE American.

Pursuant to Section 1003(f)(v), the NYSE American staff (the “Staff”) determined that the continued listing of our shares of common stock on the NYSE American is predicated on effecting a reverse stock split of our common stock or demonstrating sustained price improvement within a reasonable period of time, which the Staff determined to be no later than August 26, 2024. The Notice further stated that as a result of the foregoing, we have become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide, which could, among other things, result in the initiation of delisting proceedings, unless we cure the deficiency in a timely manner. The NYSE American may also accelerate delisting action in the event that our common stock trades at levels viewed by the Staff to be abnormally low.

On May 1, 2024, the NYSE American notified the Company that it had regained compliance with the NYSE American listing requirements with respect to Section 1003(f)(v) of the NYSE American Company Guide due to its shares of common stock demonstrating sustained price improvement.

Except for the above, there have been no other material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K/A for the year ended October 31, 2023, which was filed with the SEC on June 13, 2024 (“2023 Annual Report”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our 2023 Annual Report, along with the above “risk factor”, together with all of the other information in our 2023 Annual Report and in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as reported on Current Reports on Form 8-K filed by the Company on each of April 17 and April 25, 2024.

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

Date: June 14, 2024

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: June 14, 2024

