Form 10-Q
period 2024-07-31
Trio Petroleum Corp.
filed 2024-09-12
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2024

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of September 11, 2024, there were 50,328,328 shares of the registrant’s common stock outstanding.

TRIO PETROLEUM CORP.

FORM 10-Q

For the Three and Nine Months Ended July 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIO PETROLEUM CORP.

CONDENSED BALANCE SHEETS

	July 31, 2024	October 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$293,107	$1,561,924
Prepaid expenses	324,603	133,417
Total current assets	617,710	1,695,341

Oil and gas properties - not subject to amortization	11,083,285	9,947,742
Total assets	$11,700,995	$11,643,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,435,521	$609,360
Asset retirement obligations – current	2,778	2,778
Convertible note, net of discounts	-	1,217,597
Due to operators	18,633	21,651
Promissory notes, net of discounts	1,319,890	-
Notes payable – related parties	254,589	-
Insurance liability	154,002	-
Other current liabilities	402,725	-
Total current liabilities	3,588,138	1,851,386

Long-term liabilities:
Asset retirement obligations, net of current portion	50,397	48,313
	50,397	48,313
Total liabilities	3,638,535	1,899,699

Commitments and Contingencies (Note 7)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at July 31, 2024 and October 31, 2023, respectively	-	-

Common stock, $0.0001 par value; 490,000,000 shares authorized; 50,328,328 and 31,046,516 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively	5,033	3,105
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	26,440,873	20,197,171
Accumulated deficit	(18,373,436)	(10,446,882)
Total stockholders’ equity	8,062,460	9,743,384

Total liabilities and stockholders’ equity	$11,700,995	$11,643,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023

Revenues, net	$63,052	$-	$135,975	$-

Operating expenses:
Exploration expense	8,054	199,637	132,871	225,052
General and administrative expenses	1,321,961	1,171,256	3,744,914	2,215,775
Stock-based compensation	238,322	785,962	1,150,852	896,947
Accretion expense	695	695	2,084	2,084
Total operating expenses	1,569,032	2,157,550	5,030,721	3,339,858

Loss from operations	(1,505,980)	(2,157,550)	(4,894,746)	(3,339,858)

Other expenses:
Interest expense	668,381	-	1,810,370	746,930
Settlement fees	-	13,051	10,500	13,051
Loss on note conversion	-	-	1,196,306	1,125,000
Licenses and fees	4,210	-	14,632	-
Total other expenses	672,591	13,051	3,031,808	1,884,981

Loss before income taxes	(2,178,571)	(2,170,601)	(7,926,554)	(5,224,839)
Provision for income taxes	-	-	-	-

Net loss	$(2,178,571)	$(2,170,601)	$(7,926,554)	$(5,224,839)

Net Loss per Common Share, Basic and Diluted	$(0.04)	$(0.08)	$(0.19)	$(0.25)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,328,328	26,556,760	41,234,010	20,748,826

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Stock	Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at May 1, 2024	50,328,328	$5,033	$(10,010)	$25,944,850	$(16,194,865)	$9,745,008
Issuance of equity warrants in connection to convertible note	-	-	-	257,701	-	257,701
Stock-based compensation	-	-	-	238,322	-	238,322
Net loss	-	-	-	-	(2,178,571)	(2,178,571)
Balance at July 31, 2024	50,328,328	5,033	(10,010)	26,440,873	(18,373,436)	$8,062,460

Balance at November 1, 2023	31,046,516	$3,105	$(10,010)	$20,197,171	$(10,446,882)	$9,743,384
Issuance of common stock for services	1,900,000	190	-	694,310	-	694,500
Issuance of equity warrants in connection with convertible note	-	-	-	409,191	-	409,191
Issuance of common shares in lieu of cash payments on convertible note	16,333,608	1,633	-	3,321,954-		3,323,587
Issuance of commitment shares in connection with the April 2024 Financings	1,500,000	150	-	667,350	-	667,500
Adjustment related to Resale S-1/A warrants(1)	(451,796)	(45)	-	45	-	-
Stock-based compensation	-	-	-	1,150,852	-	1,150,852
Net loss	-	-	-	-	(7,926,554)	(7,926,554)
Balance at July 31, 2024	50,328,328	5,033	(10,010)	26,440,873	(18,373,436)	$8,062,460

(1)	Amount is for an adjustment for shares recorded as not exercised but registered in accordance with their warrant agreements.

			Stock	Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at May 1, 2023	24,799,202	2,480	(10,010)	16,752,597	(6,956,694)	$9,788,373
Issuance of common stock upon exercise of warrants, net	2,449,466	245	-	1,812,390	-	1,812,635
Issuance of common stock for services, net	48,000	5	-	80,154	-	80,159
Issuance of restricted stock units under the Equity Incentive Plan	700,000	70	-	(70)	-	-
Issuance of common stock for warrants that can be exercised per the Resale S-1/A	1,199,848	120	-	(120)	-	-
Stock-based compensation	425,000	42	-	785,920	-	785,962
Net loss	-	-	-	-	(2,170,601)	(2,170,601)
Balance at July 31, 2023	29,621,516	2,962	(10,010)	19,430,871	(9,127,295)	$10,296,528

Balance at November 1, 2022	16,972,800	$1,697	$(10,010)	$6,633,893	$(3,902,456)	$2,723,124
Issuance of common stock for cash, net	400,000	40	-	371,960	-	372,000
Issuance of conversion shares related to the SPA	5,038,902	504	-	$5,164,371	-	5,164,875
Issuance of commitment shares related to the SPA	375,000	38	-	1,124,963	-	1,125,001
Issuance of common shares in IPO, net of underwriting discounts and offering costs	2,000,000	200	-	3,342,426	-	3,342,626
Issuance of pre-funded warrants	-	-	-	4,000	-	4,000
Issuance of common stock upon exercise of warrants, net	2,449,466	245		1,812,390	-	1,812,635
Issuance of common stock for services, net	48,000	5		80,155	-	80,160
Issuance of restricted stock units under the Equity Incentive Plan	700,000	70		(70)	-	-
Issuance of common stock for warrants that can be exercised per the Resale S-1/A	1,199,848	120		(120)	-	-
Stock-based compensation	437,500	43	-	896,904	-	896,947
Net loss	-	-	-	-	(5,224,839)	(5,224,839)
Balance at July 31, 2023	29,621,516	2,962	(10,010)	19,430,871	(9,127,295)	$10,296,528

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended July 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,926,554)	$(5,224,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares for services	694,500	-
Conversion of convertible note payments into common shares	3,323,587	-
Bad debt expense	-	25,000
Accretion expense	2,084	2,084
Conversion of SPA	-	1,125,000
Payable to related party	129,589	-
Amortization of debt discounts	1,803,758	432,693
Debt discounts – convertible note	(250,876)	-
Stock-based compensation	1,150,852	896,947
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(191,186)	(114,290)
Accounts payable and accrued liabilities	826,161	315,045
Other liabilities	556,727	-
Net cash provided by/(used in) operating activities	118,642	(2,542,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for unproved oil and gas properties	(1,135,543)	(249,520)
Drilling costs for exploratory well	-	(2,959,580)
Due to operators	(3,018)	-
Advances to operators	-	1,405,050
Net cash used in investing activities	(1,138,561)	(1,804,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	452,160
Payment of convertible note payable	(2,550,000)	-
Proceeds from promissory notes	1,836,880
Proceeds from note payable – related party	125,000
Proceeds from convertible note payable	550,000
Repayment of notes payable	-	(1,472,512)
Proceeds from issuance of common stock in IPO	-	6,000,000
Payment for debt issuance costs	(210,778)	-
Proceeds from exercise of warrants		1,812,635
Payment for deferred offering costs	-	(1,013,493)
Net cash (used in)/provided by financing activities	(248,898)	5,778,790

Effect of foreign currency exchange	-	-

NET CHANGE IN CASH	(1,268,817)	1,432,380
Cash - Beginning of period	1,561,924	73,648
Cash - End of period	$293,107	$1,506,028

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of warrants (equity classified)	$409,191	$-
Issuance of commitment shares	$667,500	$-
Issuance of RSUs	$134,550	$70
Issuance of pre-funded warrants	$-	$120
Issuance of common stock for warrants that can be exercised per the Resale S-1/A	$-	$4,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2024 AND 2023

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Company Organization

Trio Petroleum Corp. (“Trio Petroleum”, the “Company” or “TPET”) is a California-based oil and gas exploration and development company headquartered in Bakersfield, California, with its principal executive offices located at 5401 Business Park South, Suite 115, Bakersfield, California 93309, and with operations in Monterey County, California, and Uintah County, Utah. The Company was incorporated on July 19, 2021, under the laws of Delaware to acquire, fund, and operate oil and gas exploration, development and production projects, initially focusing on one major asset in California, the South Salinas Project (“South Salinas Project”). The Company has since acquired interests in the McCool Ranch Oil Field in Monterey County, California, and in the Asphalt Ridge Project in Uintah County, Utah. The Company has had revenue-generating operations since the McCool Ranch Oil Field was restarted on February 22, 2024, and recognized its first revenues in the fiscal quarter ended April 30, 2024, and received the proceeds from these operations in June 2024.

Acquisition of South Salinas Project

The Company was initially formed to acquire from Trio Petroleum LLC (“Trio LLC”) an approximate 82.75% working interest (which was subsequently increased to an approximate 85.775% working interest in April 2023), in the large, approximately 9,300-acre South Salinas Project that is located in Monterey County, California, and subsequently partner with certain members of Trio LLC’s management team to develop and operate those assets. In September 2021, the Company entered into a Purchase and Sale Agreement (“Trio LLC PSA”) with Trio LLC to acquire the purchased percentage of the South Salinas Project’s leases, wells and inventory in exchange for $300,000 cash, a non-interest-bearing note payable of $3,700,000 and 4,900,000 shares of the Company’s $0.0001 par value common stock (which constituted 45% of the total number of issued shares of the Company at that time). The Company accounted for the purchase as an asset acquisition, as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 – Business Combinations. The assets and associated asset retirement obligations (“ARO”) were recorded based on relative fair value at the estimated fair value of the consideration paid. The Company holds an approximate 68.62% interest after the application of royalties (“net revenue interest”) in the South Salinas Project, while Trio LLC holds an approximate 3.8% working interest in the South Salinas Project; the Company and Trio LLC are separate and distinct companies.

There are two contiguous areas of notable oil/gas accumulations in the South Salinas Project; the first is the Humpback Area that occurs in the northern part of the project and the second is the Presidents Area (“Presidents Oil Field”) that occurs in the southern part of the project. As of July 31, 2024 and October 31, 2023, there were no proved reserves attributable to the approximate 9,300 acres of the property. Since it was returned to production in March 2024, the HV-3A well at the South Salinas Project has been producing oil with a generally favorable oil-water ratio; the Company expects to take steps to improve oil production from this well in the third or fourth calendar quarter of 2024 and expects to receive the first revenue from oil produced from the well in the third calendar quarter of 2024.

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

Additional Acquisitions - McCool Ranch Oil Field & Asphalt Ridge Leasehold

In October 2023, the Company entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project; the Company initially began refurbishment operations with respect to a water disposal well. After refurbishment was successfully accomplished, the Company restarted production operations on the assets (see Note 5 for further information). In November 2023, the Company entered into a leasehold acquisition and development option agreement (“ARLO Agreement”) with Heavy Sweet Oil, LLC (“HSO”), which gave the Company a 9-month option for the exclusive right to acquire up to a 20% interest in a 960-acre drilling and production program in the Asphalt Ridge leases for $2,000,000. In December 2023, the Company amended the agreement and funded $200,000 in exchange for an immediate 2% interest in the leases; subsequently, in January 2024, the Company funded an additional $25,000 resulting in a total 2.25% working interest in the leases. Such funds are to be used for the building of roads and related infrastructure in furtherance of the development of the leases; at present, the Company has until October 10, 2024 to pay HSO an additional approximate $1.775 million to exercise the option for the remaining 17.75% interest in the leases (see Note 6 for further information).

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Amounts presented in the balance sheet as of October 31, 2023 are derived from our audited financial statements as of that date. The unaudited condensed financial statements as of and for the three- and nine-month periods ended July 31, 2024 and 2023 have been prepared in accordance with U.S. GAAP and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K/A filed with the SEC on June 13, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. As of July 31, 2024 and October 31, 2023, the Company recorded $210,778 and $350,320 in debt issuance costs, respectively.

Oil and Gas Assets and Exploration Costs – Successful Efforts

The Company’s projects are in exploration and/or early production stages and the Company began generating revenue from its operations during the quarterly period ended April 30, 2024. It applies the successful efforts method of accounting for crude oil and natural gas properties. Under this method, exploration costs such as exploratory, geological, and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. If an exploratory property provides evidence to justify potential development of reserves, drilling costs associated with the property are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory property costs considering ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are unlikely to occur, associated exploratory well costs are expensed.

Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers. The Company currently has four wells that are producing (one well in President’s Field in the South Salinas Project and three wells at the McCool Ranch Oil Field) and is evaluating the impact of production on the reserve determination for those wells and fields. The Company expects to add the reserve value of such fields to the Company’s reserve report after a further period of observation and review of the oil production. As of July 31, 2024 and October 31, 2023, all of the Company’s oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

Unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until the Company specifically identifies a lease that will revert to the lessor, at which time the Company charges the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. The Company currently has four wells that are producing (one well in President’s Field in the South Salinas Project and three wells at the McCool Ranch Oil Field) and is evaluating the impact of production on the reserve determination for those wells and fields. The Company expects to add the reserve value of such fields to the Company’s reserve report after a further period of observation and review of the oil production. As of July 31, 2024 and October 31, 2023, all of the Company’s oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization; see further discussion in Note 6.

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

Components of the changes in ARO are shown below:

ARO, ending balance – October 31, 2023	$51,091
Accretion expense	2,084
ARO, ending balance – July 31, 2024	53,175
Less: ARO – current	2,778
ARO, net of current portion – July 31, 2024	$50,397

Related Parties

Related parties are directly or indirectly related to the Company, through one or more intermediaries and are in control, controlled by, or under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. On September 14, 2021, the Company acquired an 82.75% working interest (which was subsequently increased to an 85.775% working interest as of April 2023) in the SSP from Trio LLC in exchange for cash, a note payable to Trio LLC and the issuance of 4.9 million shares of common stock. As of the date of the acquisition, Trio LLC owned 45% of the outstanding shares of the Company and was considered a related party. As of July 31, 2024 and October 31, 2023, Trio LLC owned less than 1% and 1%, respectively, of the outstanding shares of the Company.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of July 31, 2024, the Company had $293,107 in its operating bank account and a working capital deficit of $2,970,428. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors, the consummation of its IPO in April 2023 (see Note 4), and convertible note financing under two tranches in October 2023 and December 2023, pursuant to which it raised total gross proceeds of $2,371,500. Additionally, the Company received funds in the amount of $125,000 from an unsecured promissory note from its CEO (see Note 9), as well as gross proceeds of $184,500 from a promissory note with an investor in March 2024 (see Note 9) and gross proceeds of $720,000 from convertible debt financing with two investors in April 2024 (see Note 9). As of the end of the third fiscal quarter, the Company received gross proceeds of $720,000 from convertible note financing with the same April 2024 investors (see Note 9) and subsequent to the quarter, secured a financing with gross proceeds of $134,000 from the March 2024 investor (see Note 13). The Company also expects to receive additional funding from a public offering on Form S-1, an amendment to which was filed with the Securities and Exchange Commission (“SEC”) on August 8, 2024.

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of issuance of these condensed financial statements, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of July 31, 2024, the Company has an accumulated deficit of $18,373,436 and has experienced losses from continuing operations. Based on the Company’s cash balance as of July 31, 2024 and projected cash needs for the twelve months following the issuance of these condensed financial statements, management estimates that it will need to generate sufficient sales revenue and/or raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds by issuing additional shares of common stock or other equity securities or obtaining additional debt financing. Although management has been successful to date in raising necessary funding and obtaining financing through investors, there can be no assurance that any required future financing can be successfully completed on a timely basis, on terms acceptable to the Company, or at all. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed financial statements.

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

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three- and nine-month periods ended July 31, 2024 and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Oil sales	$63,052	$-	$135,975	$-

Total revenue from customers	$63,052	$-	$135,975	$-

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of July 31, 2024 or 2023.

Significant concentrations of credit risk

For the three and nine months ended July 31, 2024, the Company has only one purchaser, which accounts for 10% or more of the Company’s total oil and natural gas revenue for these periods.

NOTE 6 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of	As of
	July 31, 2024	October 31, 2023
Oil and gas properties – not subject to amortization	$11,083,285	$9,947,742
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$11,083,285	$9,947,742

During the three and nine months ended July 31, 2024, the Company incurred aggregated exploration costs of $8,054 and $132,871, respectively; these expenses were exploratory, geological and geophysical costs and were expensed on the statement of operations during the applicable periods. For capitalized costs, the Company incurred approximately $1.1 million for the nine months ended July 31, 2024; these expenses were related to drilling exploratory wells and acquisition costs, both of which were capitalized and reflected in the balance of the oil and gas property as of July 31, 2024.

During the three and nine months ended July 31, 2023, the Company incurred aggregated exploration costs of $199,637 and $225,052, respectively; these expenses were exploratory, geological and geophysical costs and were expensed on the statement of operations during the applicable periods. For capitalized costs, the Company incurred approximately $3.2 million for the nine months ended July 31, 2023; these costs were related to drilling exploratory wells and acquisition costs, both of which were capitalized and reflected in the balance of the oil and gas property as of July 31, 2023.

Leases

South Salinas Project

As of July 31, 2024, the Company holds interests in various leases related to the unproved properties of the South Salinas Project (see Note 8); two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022 to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which the Company would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022 and currently, the “force majeure” status has been extinguished by the drilling of the HV-1 well. The ongoing operations and oil production at the HV-3A well maintains the validity of the lease.

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

McCool Ranch Oil Field

In October 2023, the Company entered into the McCool Ranch Purchase Agreement with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project; the Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company is obligated to pay an additional $400,000 per the McCool Ranch Purchase Agreement; it has paid approximately $270,000 to date for restarting production operations on the assets and has recorded a liability of approximately $130,000 for the remainder as of the end of the period. These additional costs are capitalized costs and are reflected in the balance of the oil and gas property as of July 31, 2024.

The Company holds interests in various leases related to the unproved properties of the McCool Ranch Oil Field; these leases occur in two parcels, “Parcel 1” and “Parcel 2”. Parcel 1 comprises ten leases and approximately 480 acres, which are held by delay rental payments that are paid-up and current. Parcel 2 comprises one lease and approximately 320 acres, which is held by production. The total leasehold comprises approximately 800 gross and net acres.

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

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of July 31, 2024, the Company has paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of July 31, 2024.

The Company has until October 10, 2024 to pay HSO an additional $1,775,000 to exercise an option for the remaining 17.75% working interest in the initial 960 acres of the Asphalt Ridge Leases. If the Company raises sufficient funds in its current public offering (for which an amendment to its Form S-1 was filed with the SEC on August 8, 2024), it plans to use $1,775,000 of the net proceeds received to exercise the remaining 17.75% working interest in the Asphalt Ridge Leases. If this option is not exercised on or before such date, the Company will forfeit any further right to acquire this additional 17.75% working interest in the initial 960 acres.

NOTE 7 – RELATED PARTY TRANSACTIONS

South Salinas Project – Related Party

Upon its formation, the Company acquired from Trio LLC a majority working interest in the South Salinas Project and engaged the services of certain members of Trio LLC to manage the Company’s assets (see Note 1 and Note 6). Trio LLC operates the South Salinas Project on behalf of the Company, and as operator, conducts and has full control of the operations within the constraints of the Joint Operating Agreement, and acts in the capacity of an independent contractor. Trio LLC currently holds a 3.8% working interest in the South Salinas Project and the Company holds an 85.775% working interest. The Company provides funds to Trio LLC to develop and operate the assets in the South Salinas Project; such funds are classified in the short-term asset/liability section of the balance sheet as Advance to Operators/Due to Operators, respectively. As of July 31, 2024 and October 31, 2023, the balance of the Due to Operators account is $18,633 and $21,651, respectively.

McCool Ranch Oil Field Asset Purchase – Related Party

On October 16, 2023, the Company entered into the McCool Ranch Purchase Agreement with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project (see Note 6); the Assets are situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Oil Field. The Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company is obligated to pay an additional $400,000 per the McCool Ranch Purchase Agreement; it has paid approximately $270,000 during the year for restarting production operations on the assets and has a liability of approximately $130,000 to Trio LLC as a note payable – related parties on the balance sheet as of July 31, 2024.

Restricted Stock Units (“RSUs”) issued to Directors

Pursuant to the 2022 Equity Incentive Plan (“the Plan”), on September 2, 2023, the Company issued an aggregate 425,000 shares of its $0.0001 par common stock to four outside directors with a fair value of $0.64 per share for a grant date value of $273,275. The shares, or RSUs, vested as of February 28, 2024.

On June 19, 2024, the Company agreed to award one million restricted stock units to a newly appointed director under the Plan; as there were only 455,000 shares remaining for issuance under the Plan, 450,000 RSUs were awarded immediately with a fair value of $0.30 per share for a grant date value of $134,550 and the remaining 550,000 RSUs will be awarded to the director if and when the number of shares available under the Plan have been increased, with shareholder approval, and there are a sufficient number of shares available for such additional award of RSUs. With regards to vesting, 25% of the RSUs vest six months after the date of issuance and the remaining RSUs will vest in equal amounts quarterly thereafter. For the three and nine months ended July 31, 2024, the Company recognized stock-based compensation for these awards in the amount of $7,720 and $184,980, respectively, within stock-based compensation expenses on the income statement, with $126,830 of unrecognized expense as of the period ended July 31, 2024.

Restricted Shares issued to Executives and Employees

In February 2022, the Company entered into employee agreements with Frank Ingriselli (former Chief Executive Officer) and Greg Overholtzer (Chief Financial Officer or “CFO”) which, among other things, provided for the grant of restricted shares in the amounts of 1,000,000 and 100,000, respectively, pursuant to the Plan. Per the terms of the employee agreements, subject to continued employment, the restricted shares vest over a two-year period, under which 25% will vest upon the earlier of three months after the IPO or six months after the grant date. After this date, the remainder vest in equal tranches every six months until fully vested. As the Plan was not adopted until October 17, 2022, these shares will be recorded as of that date at a fair value of $0.294 per share; such value was calculated via a third-party valuation performed using income and market methods, as well as a discounted cash flow method, with the terminal value using a market multiples method, adjusted for a lack of marketability. As of October 31, 2022, the Company recorded 1,100,000 restricted shares at a fair value of $323,400, and for the three and nine months ended July 31, 2024, the Company recognized stock-based compensation of $40,757 and $120,943, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $34,555 as of July 31, 2024. For the three and nine months ended July 31, 2023, the Company recognized stock-based compensation of $40,757 and $120,943, respectively, within stock-based compensation expenses on the income statement.

In May 2023, the Company entered into six employee agreements which, among other things, provided for the grant of an aggregate of 700,000 restricted shares pursuant to the Plan. Per the terms of the employee agreements, subject to continued employment, the restricted shares vest as follows: 25% of the shares vested five months after the issuance date, after which the remainder vest in equal tranches every six months until fully vested. The shares were recorded on the date of issuance at a fair value of $2.15 per share for an aggregate fair value of $1,505,000, and for the three and nine months ended July 31, 2024, the Company recognized stock-based compensation of $189,845 and $563,343, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $501,437 as of the period ended July 31, 2024. For the three and nine months ended July 31, 2023, the Company recognized stock-based compensation of $226,242 and $226,242, respectively, within stock-based compensation expenses on the income statement.

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

Pursuant to the Peterson Employment Agreement, the Company issued Mr. Peterson a grant of 1,000,000 shares of restricted stock pursuant to the Company’s Omnibus Incentive Compensation Plan (the “Plan”) at a fair value of $0.27 per share for a grant date fair value of $271,000. The restricted stock grant vests over a period of two years, with 25% of the shares of restricted stock vesting six months after the Peterson Employment Agreement Effective Date, and the remainder vesting in equal tranches on each of the 12-, 18-, and 24-month anniversary dates of the Peterson Employment Agreement. On March 26, 2024, the Company borrowed $125,000 from Mr. Peterson (the “Peterson Loan”), in connection with which the Company delivered to Mr. Peterson an Unsecured Subordinated Promissory Note in the principal amount of $125,000 (the “Peterson Note”). As additional consideration for the Peterson Loan, the Company accelerated the vesting of 1,000,000 shares of restricted stock awarded to Mr. Peterson under the Company’s 2022 Equity Incentive Plan. For the three and nine months ended July 31, 2024, the Company recognized stock-based compensation of $233,505 and $267,659, respectively, within stock-based compensation expenses on the income statement, with no unrecognized expense as of the period ended July 31, 2024.

On the same date as Mr. Peterson’s resignation as the Company’s Chief Executive Officer on July 11, 2024, the Company and Mr. Peterson entered into a three-month consulting agreement, which includes a monthly cash fee of $10,000 and an award of one million RSUs pursuant to the Plan. The RSUs will be issued on such date as there are a sufficient number of shares available under the Plan for the award of such RSUs, and will fully vest sixty days after their issuance.

On July 11, 2024, the Company entered into an employment agreement with Mr. Robin Ross, pursuant to which Mr. Ross will serve as Chief Executive Officer of the Company, replacing Mr. Peterson. Pursuant to the Ross Employment Agreement, Mr. Ross will be paid an annual base salary of $300,000. In addition, Mr. Peterson is entitled to receive, subject to his continuing employment with the Company on the applicable date of the bonus payout, an annual target discretionary bonus of up to 100% of his annual base salary, payable at the discretion of the Compensation Committee of the Board based upon the Company’s and Mr. Ross’ achievement of objectives and milestones to be determined on an annual basis by the Board. Pursuant to the Ross Employment Agreement, the Company awarded Mr. Ross two million RSUs pursuant to the Plan; the RSUs will be issued on such date as there are a sufficient number of shares available under the Plan for the award of such RSUs. With regards to vesting, 25% of the RSUs vest six months after the award is made to Mr. Ross, with the remainder vesting in equal tranches each three months thereafter, until either the restricted shares have been fully vested or Mr. Ross’s continuous service ends, whichever occurs first.

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

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of July 31, 2024, the Company has paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of July 31, 2024.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO in April 2023; for the three and nine months ended July 31, 2024, the Company has recognized $55,000 and $165,000, respectively, in directors’ fees, and for the three and nine months ended July 31, 2023, the Company has recognized $78,132 and $78,132, respectively, in directors’ fees.

Agreements with Advisors

On July 28, 2022, the Company entered into a placement agent agreement with the Placement Agent with Spartan Capital Securities, LLC (“Spartan”), whereby Spartan agreed to serve as the exclusive agent, advisor or underwriter in any offering of securities of the Company for a one-year term. The agreement provided for a $25,000 non-refundable advance upon execution of the agreement and completion of a bridge offering to be credited against the accountable expenses incurred by the Placement Agent upon successful completion of the Company’s initial public offering (“IPO”), a cash fee of 7.5%, warrants to purchase a number of common shares equal to 5% of the aggregate number of common shares placed in the IPO and reimbursement of other expenses. On April 20, 2023, pursuant to this agreement, the Company issued representative warrants to Spartan to purchase up to an aggregate of 100,000 shares of common stock; such warrants have a five-year term with an exercise price of $3.30 and can be exercised any time after the IPO date.

On October 4, 2023 and December 29, 2023, the Company entered into additional placement agent agreements with Spartan, whereby Spartan would serve as the exclusive placement agent in connection with the closing of private placements. The agreements provided the agent with i) a cash fee 7.5% of the aggregate proceeds raised in the sale and ii) warrants to purchase a number of common shares equal to 5% of the number of common shares initially issuable upon conversion of each note tranche; warrants to purchase 83,333 and 55,000 common shares with exercise prices of $1.32 and $0.55 for the first and second tranches, respectively, were issued to Spartan as of January 31, 2024. Such warrants may be exercised beginning 6 months after issuance until four- and one-half years thereafter.

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

NOTE 9 – NOTES PAYABLE

Notes payable as of July 31, 2024 and October 31, 2023 consisted of the following:

	As of	As of
	July 31, 2024	October 31, 2023
Convertible note, net of discounts	$-	$1,217,597
Promissory notes, net of discounts	1,319,890	-
Notes payable – related parties	254,589	-
Total Notes payable	$1,574,541	$1,217,597

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

On February 5, 2024, the Company entered into the first amendment to the First Tranche Note of the October 2023 SPA; such amendment provides for i) a reduction of the floor price of the conversion price from $0.35 to $0.15, ii) the issuance of additional 2,395,911 shares of common stock (as noted above) to the investor in lieu of the Company’s obligation to pay cash installments under the First Tranche Note, and iii) a new obligation of the Company to request acceleration of monthly payments in installments of $250,000 as soon as possible to repay the remaining $1,000,000 principal balance of the First Tranche Note, with the investor converting and selling shares subject to a) the beneficial ownership limitation of 4.99% and b) market prices of the Company’s common stock being at or above the floor price of $0.15.

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

As of April 2024, both tranches of the October 2023 SPA were fully repaid, and as of July 31, 2024 and October 31, 2023, the balance of the convertible notes, net of discounts, was $0 and $1,217,597, respectively, with non-cash interest expense related to discounts recognized in the amounts of $1,063,372 and $40,547, respectively.

Note Payable – Related Party (McCool Ranch)

On October 16, 2023, the Company entered into the McCool Ranch Purchase Agreement with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project (see Note 6); the Assets are situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Oil Field. The Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company is obligated to pay an additional $400,000 per the McCool Ranch Purchase Agreement; it has paid approximately $270,000 during the year for restarting production operations on the assets and has a liability of approximately $130,000 to Trio LLC as a note payable – related parties on the balance sheet as of July 31, 2024.

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

As of July 31, 2024 and October 31, 2023, the balance of the promissory note, net of discounts, was $194,014 and $0, respectively, with non-cash interest expense related to discounts recognized in the amounts of $21,550 and $29,514 for the three- and nine-month periods ended July 31, 2024.

Note Payable – Related Party

On March 26, 2024, the Company borrowed $125,000 from its Chief Executive Officer, Michael L. Peterson, in connection with which the Company delivered to Mr. Peterson an Unsecured Subordinated Promissory Note in the principal amount of $125,000. The Note is payable on or before September 26, 2024, upon which date the principal balance and interest accruable at a rate of 10% per annum is due and payable to Mr. Peterson by the Company. The Company may prepay the Peterson Note at any time prior to the Peterson Note Maturity Date, in whole or in part, without premium or penalty. The Company is also required to prepay the Peterson Note, in full, prior to the Peterson Note Maturity Date from the proceeds of any equity or debt financing received by the Company of at least $1,000,000. As additional consideration for the Peterson Loan, the Company accelerated the vesting of 1,000,000 shares of restricted stock awarded to Mr. Peterson under the Company’s 2022 Equity Incentive Plan. The Peterson Note also provides for acceleration of payment of the outstanding principal balance and all accrued and unpaid interest in the case of an Event of Default (as such term is defined in the Peterson Note), where there is either a payment default or a bankruptcy event. As of July 31, 2024 and October 31, 2023, the Company has accrued interest on the loan in the amounts of $4,384 and $0, respectively.

April 2024 Convertible Debt Financings

On April 24, 2024, the Company entered into an Amended and Restated Securities Purchase Agreement (the “A&R SPA”), pursuant to which two institutional investors (the “April 2024 Investors”) provided an aggregate of $720,000 in financing on April 17, 2024 and April 24, 2024 (the “April 2024 Financings’) resulting in net proceeds to the Company, after offering expenses, of $664,000. The Company also issued to the April 2024 Investors an aggregate of 1,500,000 shares of common stock, as and for a commitment fee in connection with the April 2024 Financings (the “Commitment Shares”). The commitment shares were issued separately in two amounts of 750,000 common shares at fair values of $0.49 per share and $0.40 per share for values totaling $366,000 and $301,500, respectively; such amounts are debt issuance costs and were recorded as debt discounts to be amortized over the life of the agreement. For the three and nine months ended July 31, 2024, the Company amortized $503,361 and $560,189, respectively, in noncash interest expense related to the commitment shares.

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

In connection with the April 2024 Financings, the Company issued Senior Secured Convertible Promissory Notes to the April 2024 Investors in the aggregate principal amount of $800,000 (the “April 2024 Investors Notes”), having an aggregate original issue discount of $80,000, or 10% of the aggregate principal amount of the April Notes. There is no interest payable on the outstanding balance of the April 2024 Investors Notes, unless an Event of Default has occurred, in which case interest will accrue on the outstanding balance of the April 2024 Investors Notes at a rate of 15% per annum until cured (the “Default Interest”). The Company may prepay all or any portion of the April 2024 Investors Notes at any time, provided that it also makes an equal prepayment, with respect to each of the April 2024 Investors Notes, and must prepay both of the April 2024 Investors Notes in full from the proceeds of any debt or equity financing of the Company generating, in a single transaction or a series of related transactions, gross proceeds of not less than $1,000,000, during any time that either of the April 2024 Investors Notes remain outstanding. In May 2024, the April 2024 Investors have provided limited waivers to the Company, which waivers require the Company to only pay 50% of the outstanding balance of the April 2024 Investors Notes upon any equity or debt financing generating less than $5,000,000 in gross proceeds if such financing takes place before June 30, 2024. The maturity date of both April 2024 Investors Notes is August 16, 2024. The Company also incurred debt issuance costs of $56,000 in connection with the issuance of the April 2024 Investor Notes; the values of such costs and the original issue discount noted above (which total $136,000) are recorded as debt discounts and amortized as the life of the April 2024 Investors Notes; as of July 31, 2024, the balance of April 2024 Investor Notes, net of discounts, was $671,836 and the Company amortized $102,557 and $115,148 in noncash interest expense related to these debt discounts for the three and nine months ended July 31, 2024, respectively.

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

June 2024 Convertible Debt Financings

On June 27, 2024, the Company entered into a securities purchase agreement (the “June 2024 SPA”) with the same April 2024 Investors (the “June 2024 Investors”). Pursuant to the terms and conditions of the June 2024 SPA, each June 2024 Investor provided financing of $360,000 to the Company (net of a 10% original issuance discount as described below) in the form of the June 2024 Notes (as defined below) for aggregate gross proceeds in the amount of $720,000 (the “June 2024 Financing”) and net proceeds to the Company, after offering expenses, of $676,200. In consideration of the June 2024 Investors’ funding under the June 2024 SPA, on June 27, 2024, the Company issued and sold to each June 2024 Investor: (A) a Senior Secured 10% Original Issue Discount Convertible Promissory Note in the aggregate principal amount of $400,000 (the “June 2024 Notes”) and (B) a warrant to purchase 744,602 shares (the “June 2024 Warrant Shares”) of the company’s Common Stock, at an initial exercise price of $0.39525 per share of Common Stock, subject to certain adjustments (the “June 2024 Warrants”). The June 2024 Warrants (which are for the purchase of an aggregate 1,489,204 common shares) were recorded as equity warrants with an aggregate relative fair value of $257,701; the factors used to determine fair value were a share price of $0.30, an exercise price of $0.39525, an expected term of 5 years, annualized volatility of 132.52%, a dividend rate of zero percent and a discount rate of 4.29%.

The June 2024 Notes are initially convertible into shares of Common Stock (the “June 2024 Conversion Shares”) at a conversion price of $0.39525 per share, subject to certain adjustments (the “June 2024 Notes Conversion Price”), provided that the June 2024 Conversion Price shall not be reduced below $0.12 (the “June 2024 Floor Price”), and provided further that, subject to the applicable rules of the NYSE American, the Company may lower the June 2024 Floor Price at any time upon written notice to the June 2024 Investors. The June 2024 Notes do not bear any interest, except in the case of an Event of Default (as such term is defined in the June 2024 Notes), and the June 2024 Notes mature on June 27, 2025. Upon the occurrence of any Event of Default, interest shall accrue on the June 2024 Notes at a rate equal to 10% per annum or, if less, the highest amount permitted by law.

Commencing on the 90th day following the original issue date of the June 2024 Notes, the Company is required to pay to the June 2024 Investors the outstanding principal balance under the June 2024 Notes in monthly installments, on such date and each one (1) month anniversary thereof, in an amount equal to 103% of the total principal amount under the June 2024 Notes multiplied by the quotient determined by dividing one by the number of months remaining until the maturity date of the June 2024 Notes, until the outstanding principal amount under the June 2024 Notes has been paid in full or, if earlier, upon acceleration, conversion or redemption of the June 2024 Notes in accordance with their terms. All monthly payments are payable by the Company in cash, provided that under certain circumstances, as provided in the June 2024 Notes, the Company may elect to pay in shares of Common Stock.

The Company may repay all or any portion of the outstanding principal amount of the June 2024 Notes, subject to a 5% pre-payment premium; provided that (i) the Equity Conditions (as such term is defined in the June 2024 Notes) are then met, (ii) the closing price of the Common Stock on the trading day prior to the date that a prepayment notice is provided by the Company is not below the then June 2024 Conversion Price, and (iii) a resale registration statement registering June 2024 Conversion Shares and June Financing Warrant Shares has been declared effective by SEC. If the Company elects to prepay the June 2024 Notes, the June 2024 Investors have the right to convert all of the principal amount of the June 2024 Notes at the applicable June 2024 Conversion Price into June 2024 Conversion Shares.

As of July 31, 2024 and October 31, 2023, the balance of the June 2024 Notes was $454,040 and $0, respectively, with noncash interest expense recognized for the amortization of debt discounts of $35,537 for the both the three and nine months ended July 31, 2024.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Shares

On November 11, 2023, the Company entered into an agreement with a vendor to provide marketing and distribution services for a period of six months, with compensation in the form of 200,000 shares. The Company issued the vendor 200,000 common shares at a fair market value price of $0.48 per share for a total amount of $95,200; this amount was recognized as marketing fees in the first and second quarters of 2024.

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

On March 26, 2024, the Company entered into an agreement with consultants to provide marketing services; the agreement has an effective date of April 26, 2024 and a term from April 1, 2024 through June 30, 2024. The terms provide for a one-time cash payment of $100,000 or, in lieu of a cash payment, the Company may elect to complete a one-time equity issuance in the form of 1,000,000 shares of common stock, as well as three monthly cash payments totaling $30,000 to be paid in the first fiscal half of 2024. The Company issued one million shares of common stock at a fair value of $0.37 per share for a total amount of $368,000.

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

June 2024 SPA with Warrants

On June 27, 2024, the Company entered into the June 2024 SPA with the June 2024 Investors (see Note 9 above); pursuant to the terms and conditions of the agreement, in consideration for providing financing, the Company issued to each June 2024 Investor a warrant to purchase 744,602 shares of the Company’s common stock, at an initial exercise price of $0.39525 per share. The June 2024 Warrants (which are for the purchase of an aggregate 1,489,204 common shares) were recorded as equity warrants with an aggregate relative fair value of $257,701; the factors used to determine fair value were a share price of $0.30, an exercise price of $0.39525, an expected term of 5 years, annualized volatility of 132.52%, a dividend rate of zero percent and a discount rate of 4.29%.

A summary of the warrant activity during the nine months ended July 31, 2024 is presented below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Life
	Warrants	Price	in Years	Intrinsic Value
Outstanding November 1, 2023	1,766,702	$1.12	7.3	$-
Issued	2,073,101	0.46	4.8	-
Outstanding, July 31, 2024	3,839,803	$0.76	4.0	$98,800

Exercisable, July 31, 2024	3,839,803	$0.76	4.0	$98,800

A summary of outstanding and exercisable warrants as of July 31, 2024 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$0.01	400,000	3.7	400,000
$1.50	400,000	0.4	400,000
$3.30	100,000	3.7	100,000
$1.20	866,702	4.2	866,702
$1.32	83,333	4.2	83,333
$0.50	445,564	4.4	445,564
$0.55	55,000	4.4	55,000
$0.40	1,489,204	4.9	1,489,204
	3,839,803	4.0	3,839,803

Stock Options

A summary of the option activity during the nine months ended July 31, 2024 is presented below:

		Weighted	Weighted Average
	Number of	Average	Remaining Life
	Options	Exercise Price	in Years	Intrinsic Value

Outstanding, November 1, 2021	120,000	$0.52	4.0	$-
Issued	-	-	-	-
Outstanding July 31, 2024	120,000	$0.52	4.0	$-

Exercisable, July 31, 2024	105,000	$0.52	4.0	$-

A summary of outstanding and exercisable options as of July 31, 2024 is presented below:

Options Outstanding		Options Exercisable
		Weighted Average
Exercise Price	Number of Shares	Remaining Life in Years	Number of Shares
$0.52	120,000	4.0	120,000
	120,000		120,000

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 - Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after July 31, 2024 through the date the unaudited condensed financial statements are available for issuance. During this period, the Company did not have any material reportable subsequent events, except as disclosed below.

August 1, 2024 Financing

On August 1, 2024, the Company entered into a Securities Purchase Agreement (the “August 1st SPA”) with an investor, pursuant to which the Company raised gross proceeds of $134,000 and received net proceeds of $110,625; in connection with the financing, the Company issued an unsecured promissory note to the investor in the principal amount of $152,000 and an original issue discount of $18,000 or approximately 11.8%. Interest accrues on the note at a rate of 12% per annum and the maturity date of the note is May 30, 2025. The note provides for five payments of principal and accrued interest which are payable: (i) $85,120 on January 30, 2025; (ii) $21,280 on February 28, 2025; (iii) $21,280 on March 30, 2025; (iv) $21,280 on April 30, 2025; and (v) $21,280 on May 30, 2025. Subject to certain restrictions, the Company may prepay the note, in full and not in part, any time during the 180 day period after the issuance date at a 3% discount to the outstanding amount of principal and interest due and payable; provided, that in the event of a prepayment, the Company will still be required to pay the full amount of interest that would have been payable through the term of the note, in the amount of $18,240.

Second Amendment to the Asphalt Ridge Option Agreement

On August 5, 2024, the Company and HSO entered into a second amendment to the Asphalt Ridge Option Agreement, pursuant to which the Company and HSO extended the expiration date of the option by two months from August 10, 2024 to October 10, 2024.

August 6, 2024 Financing

On August 6, 2024, the Company entered into a Securities Purchase Agreement (the “August 6th SPA”) with an investor, pursuant to which the Company raised gross proceeds of $225,000 and received net proceeds of $199,250; in connection with the Financing, the Company issued an unsecured promissory note to the investor in the principal amount of $255,225, having an original issue discount of $30,225 or approximately 11.8%. Interest accrues on the note at a rate of 12% per annum and the maturity date of the note is May 30, 2025. The note provides for five payments of principal and accrued interest which are payable: (i) $142,926 on January 30, 2025; (ii) $35,731.50 on February 28, 2025; (iii) $35,731.50 on March 30, 2025; (iv) $35,731.50 on April 30, 2025; and (v) $35,731.50 on May 30, 2025. Subject to certain restrictions, the Company may prepay the note, in full and not in part, any time during the 180 day period after the issuance date at a 3% discount to the outstanding amount of principal and interest due and payable; provided, that in the event of a prepayment, the Company will still be required to pay the full amount of interest that would have been payable through the term of the note, in the amount of $30,627.

Additionally, in conjunction with two prior investors and the April 2024 Debt Financing, the Company will make two payments of $25,000 to each of the prior investors from the net proceeds of this financing.

Amendment to the April 2024 Debt Financings

On August 14, 2024, the Company entered into an amendment to the April 2024 Debt Financings to extend the maturity dates of the notes from August 16, 2024 to September 16, 2024; the amendment also provides for the accrual of interest on the outstanding principal balance of the notes at a rate of 15% per annum from August 16, 2024, until the notes are repaid.

Annual Stockholder’s Meeting held on August 15, 2024

On August 15, 2024, the Company held its annual meeting of stockholders; the following actions were taken at the meeting:

-	Two Class I directors were elected to serve for three-year terms that expire in 2027.
-	A proposal was approved to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock-split of its outstanding shares of common stock; the ratio of the split is to be determined by the Board, will be in a range of 1-for-5 to 1-for-20 and will be effective upon the filing of the certificate, the timing of which will also be determined by the Board.
-	A proposal was approved to increase the number of shares of common stock reserved for issuance with respect to awards granted under the Plan from 4,000,000 shares of common stock to 10,000,000 shares of common stock.
-	The appointment of the Company’s new independent registered public accounting firm for the year ended October 31, 2024 was ratified.

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

Overview

We are a California-based oil and gas exploration and development company headquartered in Bakersfield, California, with our principal executive offices located at 5401 Business Park South, Suite 115, Bakersfield, California 93309, with operations in Monterey County, California, and Uintah County, Utah.

We have had revenue-generating operations since the McCool Ranch Oil Field was restarted on February 22, 2024, and recognized our first revenues in our fiscal quarter ended April 30, 2024, and received the proceeds from these operations in June 2024.

We were formed to initially acquire an approximate 82.75% working interest (which was subsequently increased to an approximate 85.775% working interest) from Trio Petroleum LLC (“Trio LLC”) in the large, approximately 9,300-acre South Salinas Project that is located in Monterey County, California, and subsequently partner with certain members of Trio LLC’s management team to develop and operate those assets. We hold an approximate 68.62% interest after the application of royalties (“net revenue interest”) in the South Salinas Project. Trio LLC holds an approximate 3.8% working interest in the South Salinas Project. We and Trio LLC are separate and distinct companies.

California is a significant part of our geographic focus and we recently acquired a 22% working interest in the McCool Ranch Oil Field (the “McCool Ranch Oil Field”, “McCool Ranch Field” or “McCool Ranch”) in Monterey County, California. However, our interests extend beyond California and we recently acquired an interest in the Asphalt Ridge Project in Uintah County, Utah; we may acquire additional assets both inside and outside of California and Utah.

South Salinas Project

Efforts to obtain conditional use permits and a full field development permit for the South Salinas Project from Monterey County are progressing; in the meantime, we recently determined that existing permits allow production testing to continue at the HV-3A discovery well at Presidents Field and, consequently, testing operations were restarted at this well on March 22, 2024. The well has been producing with a generally favorable oil-water ratio, and we believe that production at the HV-3A well can be significantly increased over current and previous levels by adding up to 650 feet of additional perforations in the currently producing oil zone, opening deeper behind-pipe oil zones some of which are already selectively perforated, acidizing the well for borehole cleanup, and other methods and operations under consideration. We expect to takes such steps towards increased production in the third or fourth calendar quarter of 2024, with first oil sales from the HV-3A well in the third calendar quarter of 2024.

McCool Ranch Oil Field

On October 16, 2023, we entered into a Purchase and Sale Agreement with Trio LLC (the “McCool Ranch Purchase Agreement”) pertaining to the McCool Ranch Oil Field. Pursuant to this agreement, effective October 1, 2023, we acquired an approximate 22% working interest in and to certain oil and gas assets at the McCool Ranch Field, which is located in Monterey, County, California, just seven miles from our flagship South Salinas Project. The assets are situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Field. The acquired property is a relatively new oil field (discovered in 2011) developed with six oil wells, one water-disposal well, a steam generator, boiler, three 5,000 barrel tanks, a 250-barrel test tank, a water softener, two freshwater tanks, two soft water tanks, in-field steam pipelines, oil pipelines and other facilities. The property is fully and properly permitted for oil and gas production, cyclic-steam injection and water disposal. We are acquiring the working interest at McCool Ranch primarily through work commitment expenditures, which are being allocated to restart production at the field and establish cash flow for us, with upside potential given the numerous undrilled infill and development well locations. Oil production was restarted on February 22, 2024.

McCool Ranch operations have been successfully restarted, including the restarting of oil production at the HH-1, 35X and 58X wells. The HH-1 well has a short horizontal completion in the Lombardi Oil Sand, whereas the 35X and 58X wells are both vertical wells with similar oil columns in the Lombardi Oil Sand and with similar subsurface borehole completions. Upon restart, the HH-1 well at McCool Ranch was initially producing about 47 barrels of oil per day (“BOPD”) and it is currently producing about 20 BOPD. The 35X well produced some oil but it and the 58X well are temporarily idle and awaiting heat treatment, which we expect to accomplish during the calendar quarter ending September 30, 2024. The oil production at the HH-1 well is currently “cold” (i.e., without steam).

The aforementioned initial three wells at McCool Ranch were each restarted and produced “cold” (i.e. without steam injection), which allows for lower operating costs, with expectation that each would be produced cold as long as profitable. Our expectation was and is that each well will probably transition at some point from cold production to cyclic-steam operations, also known as “huff and puff,” which is expected to significantly increase production. The wells at McCool Ranch historically have responded favorably when cyclic-steam operations have been applied.

We expect to restart the last two wells in the restart program (the HH-3 and HH-4 wells) in the third calendar quarter of 2024. The HH-3 and HH-4 wells will have horizontal completion similar to that of the HH-1 well; all water produced from these wells will be disposed in the on-site water disposal well.

The HH-1 well was initially produced cold for about 380 days in 2012-2013, during which time peak production was approximately 156 BOPD, average production was approximately 35 BOPD and cumulative production was 13,147 barrels of oil (“BO”). The 58X well was initially produced cold for about 230 days in 2011-2013, during which time peak production was approximately 41 BOPD, average production was approximately 13 BOPD and cumulative production was 2,918 BO.

During February 2024, the HH-1 well at McCool Ranch Field was returned to production at an initial rate of 47 barrels of oil per day, and the 35X and 58X wells at this field were subsequently also returned to production. All three of these wells were producing as of April 30, 2024. In April 2024, we made our first sale and shipment of approximately 1,925 barrels of oil, primarily produced from the HH-1 well. We are taking steps to optimize the oil production from the three wells, including possibly employing cyclic steam. We also plan to return to production the last two wells in the restart program during the third calendar quarter of 2024.

KLS Petroleum Consulting LLC (“KLSP”), a third-party, independent engineering firm, recommends that McCool Ranch be developed with horizontal wells; management estimates that our property can probably accommodate approximately 22 additional such horizontal wells and we may commence a drilling program in the third or fourth calendar quarter of 2024. We expect to add the reserve value of the McCool Ranch Field to our reserve report after a brief period of observation and review of the oil production that was restarted on February 22, 2024.

Asphalt Ridge Option Agreement and the Lafayette Energy Leasehold Acquisition and Development Option Agreement

On November 10, 2023, we entered into a Leasehold Acquisition and Development Option Agreement (the “Asphalt Ridge Option Agreement”) with Heavy Sweet Oil LLC (“HSO”); pursuant to the Asphalt Ridge Option Agreement, we acquired an option to purchase up to a 20% working interest in certain leases at a long-recognized, major oil accumulation in northeastern Utah, in Uintah County, southwest of the city of Vernal, totaling 960 acres. HSO holds the right to such leases below 500 ft depth from surface and we acquired the option to participate in HSO’s initial 960-acre drilling and production program (the “HSO Program”) on such Asphalt Ridge Leases. We also hold the right of first refusal to participate with up to a 20% working interest on the greater approximate 30,000-acre leasehold at terms offered to other third parties. On December 29, 2023, we and HSO entered into an Amendment to Leasehold Acquisition and Development Agreement (the “Amendment to the Asphalt Ridge Option Agreement”), pursuant to which we amended the Asphalt Ridge Option Agreement to provide that, within three (3) business days of the effective date of the Amendment to the Asphalt Ridge Option Agreement, we would fund $200,000 of the $2,000,000 total purchase price in advance of HSO satisfying the closing conditions set forth in the Asphalt Ridge Option Agreement, in exchange for receiving an immediate 2% interest in the Asphalt Ridge Leases, which advanced funds would be used solely for the building of roads and related infrastructure in furtherance of the development plan. In January 2024, we funded an additional $25,000 resulting in a 2.25% working interest in the Asphalt Ridge Leases.

The Asphalt Ridge Project, according to J. Wallace Gwynn of Energy News, is estimated to be the largest measured tar sand resource in the United States and is unique given its low wax and negligible sulfur content, which is expected to make the oil produced very desirable for many industries, including shipping.

Asphalt Ridge is a prominent, northwest-southeast trending topographic feature (i.e., a dipping slope called a hog’s back or cuesta) that crops-out along the northeast flank of the Uinta Basin. The outcrop is comprised largely of Tertiary and Cretaceous age sandstones that are locally highly saturated with heavy oil and/or tar. The oil-saturated sandstones extend into the shallow subsurface of the Uinta Basin to the southwest, which is the site of the Asphalt Ridge Development Project, and where the sandstones are estimated in various independent studies to contain billions of barrels of oil-in-place. The project leasehold comprises over 30,000 acres and trends northwest-southeast, along the trend of Asphalt Ridge, over a distance of about 20 miles.

The area has been underdeveloped for decades due, in large part, to lease ownership issues and the definition of heavy oil falling under mining regulations in the State of Utah. These factors created conflict between surface rights and subsurface mineral rights and were obstacles to developing the asset using proven advanced cyclic-steam production techniques. Necessary permits have now been secured that should allow drilling to commence by our operating partner. HSO hopes to continue to work with the State of Utah to supplement prior receipt of permits with other state incentives, including working with the State on an arrangement requiring only an 8% state royalty in connection with this project.

An early development phase contemplates the development of 240 acres with an estimated 119 wells in the Northwest Asphalt Ridge Area. The plan is to develop the 240 acres using advanced cyclic-steam production techniques, including initial CO2 injection. This phase contemplates seventeen 7-spot hexagonal well patterns on 2 ½ acre spacing (a 7-spot has a central steam/CO2 injection well that is surrounded by six producing oil wells). Upgrades have been made to existing roads and well pads as part of this early development phase.

Two oil-saturated Cretaceous sandstones are targeted for development at Asphalt Ridge: the Rimrock Sandstone and the underlying Asphalt Ridge Sandstone. We expect to add the reserve value, if any, of the Asphalt Ridge Project to the Company’s reserve report after a brief period of observation and review of the oil development operations that commenced in the third calendar quarter of 2024.

During the quarterly period ended April 30, 2024, we announced the commencement of drilling activities at Asphalt Ridge. The first well, HSO 8-4 (API# 4304757202), was spud on May 10, 2024 and drilled to a total depth of 1,020 feet. The well found 100 feet of Rimrock Sandstone tar-sand pay zone with good oil saturation and good porosity and thirty feet of the Rimrock was cored. A small, representative piece of Rimrock core was placed in water and brought to boiling point, and within a few minutes the sand disaggregated and the bitumen became liquid, mobile-oil, floating on top of the water - this simple laboratory test indicates that the bitumen becomes mobile-oil at relatively low temperatures and supports our contention that oil extraction using subsurface thermal-recovery methods may be very successful. A second well, the HSO 2-4 (API# 430475201), was spud on May 19, 2024 and drilled to a total depth of 1,390 feet. The well drilled through both the Rimrock tar-sand, which had a thickness of 135 feet, and the Asphalt Ridge tar-sand, which had a thickness of 59 feet. A downhole-heater has been installed in the 2-4 well and we expect production to begin in the third calendar quarter of 2024. A third well is planned to be drilled in the third calendar quarter of 2024.

Carbon Capture and Storage Project as part of Company’s South Salinas Project

We are committed to attempting to reduce our own carbon footprint and, where possible, that of others. For this reason, we are taking initial steps to launch a Carbon Capture and Storage (“CCS”) project as part of the South Salinas Project, which appears ideal for such a task. The South Salinas Project covers a vast area and is uniquely situated at a deep depocenter where there are thick geologic zones (e.g., Vaqueros Sand, up to approximately 500’ thick) about two miles deep, which could accommodate and permanently store vast volumes of CO2. Four existing deep wells in the South Salinas Project (i.e., the HV 1-35, BM 2-2, BM 1-2-RD1 and HV 3-6 wells) are excellent candidates for use as CO2 injection wells. A CCS project in the future may help reduce our carbon footprint by sequestering and permanently storing CO2 deep underground at one or more deep wells, away from drinking water sources. Furthermore, three of the aforementioned deep wells are directly located on three idle oil and gas pipelines that could be used to import CO2 to our CCS Project. We have opened discussions with third parties who wish to reduce their own greenhouse gas emissions and who may be interested in participating in our CCS project. We believe it is feasible to develop the major oil and gas resources of the South Salinas Project and to concurrently establish a substantial CCS project and potentially a CO2 storage hub and/or Direct Air Capture (DAC) hub.

Going Concern Considerations

We have only begun to generate revenues in the current year and have incurred significant losses since inception. As of July 31, 2024, we have an accumulated deficit of $18,373,436 and a working capital deficit of $2,970,428, and for the three and nine months ended July 31, 2024, net losses of $2,178,571 and $7,926,554, respectively. To date, we have been funding operations through proceeds from the issuance of common stock, financing through certain investors, the consummation of our IPO in April 2023, and convertible note financing under two tranches in October 2023 and December 2023, pursuant to which we raised total gross proceeds of $2,371,500. Additionally, we received funds in the amount of $125,000 from an unsecured promissory note from our CEO, gross proceeds of $184,500 from a promissory note with an investor in March 2024, gross proceeds of $720,000 from convertible debt financing with two investors in April 2024, gross proceeds of $720,000 from convertible debt financing with two investors in June 2024, as well as additional financing secured after the end of the period in August 2024 for gross proceeds in the aggregate amount of $359,000 from two unsecured promissory notes.

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

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern. As we have only begun to generate revenues, we need to raise a significant amount of capital to pay for our development, exploration, drilling and operating costs. While we raised capital in April 2023 with our IPO, in October 2023, December 2023, April 2024 and June 2024 with convertible debt financing, and in March 2024 and August 2024 with promissory notes, we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms or at all. We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. We may never achieve profitable operations or generate significant revenues.

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

Optioned Assets - McCool Ranch Oil Field

In October 2023, we entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for the purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near our flagship South Salinas Project; we initially recorded a payment of $100,000 upon the execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, we were obligated to pay an additional $400,000 per the McCool Ranch Purchase Agreement; to date, operations have been successfully restarted at three wells, and we expect to restart the last two wells in the restart program during the calendar quarter ending September 30, 2024. As of July 31, 2024, we have paid approximately $270,000 during the year for restarting production operations on the assets and have a liability recorded of approximately $130,000 to Trio LLC as of July 31, 2024.

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

On December 29, 2023, we entered into an amendment to the ARLO Agreement, whereby we funded $200,000 of the $500,000 payable by us to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. During the quarterly period ended April 30, 2024, we announced the commencement of drilling activities at Asphalt Ridge and two wells (the HSO 8-4 and the HSO 2-4) were spud during May 2024; a third well is planned to be drilled in the third calendar quarter of 2024.

We have until October 10, 2024 to pay HSO an additional $1,775,000 to exercise an option for the remaining 17.75% working interest in the initial 960 acres of the Asphalt Ridge Leases; if this option is not exercised on or before such date, we will forfeit any further right to acquire this additional 17.75% working interest in the initial 960 acres. As of July 31, 2024, we have paid a total of $225,000 to HSO in costs related to infrastructure and have a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of July 31, 2024.

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

Results of Operations

Three Months Ended July 31, 2024 compared to the Three Months Ended July 31, 2023 (unaudited)

Our financial results for the three months ended July 31, 2024 and 2023 are summarized as follows:

	For the Three Months Ended July 31,
	2024	2023	Change	% Change
Revenues, net	$63,052	$-	$63,052	100.0%

Operating expenses:
Exploration expense	8,054	199,637	(191,583)	(96.0)%
General and administrative expenses	1,321,961	1,171,256	150,705	12.9%
Stock-based compensation expense	238,322	785,962	(547,640)	(69.7)%
Accretion expenses	695	695	-	0.0%
Total operating expenses	1,569,032	2,157,550	(588,518)	(27.3)%
Loss from Operations	(1,505,980)	(2,157,550)	651,570	(30.2)%

Other expenses:
Interest expenses	668,381	-	668,381	100.0%
Settlement fees	-	13,051	(13,051)	100.0%
Licenses and fees	4,210	-	4,210	100.0%
Total other expenses	672,591	13,051	659,540	5,053.6%
Loss before income taxes	(2,178,571)	(2,170,601)	(7,970)	0.4%
Income tax benefit	-	-	-	-
Net loss	$(2,178,571)	$(2,170,601)	$(7,970)	0.4%

Revenues, net

Revenues, net increased for the three months ended July 31, 2024 by approximately $0.1 million as compared to the prior period, which had no revenue; we sold and shipped approximately 1,000 barrels of oil, primarily produced from the HH-1 well.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory geological and geophysical costs, delay rentals and exploratory overhead, and are expensed as incurred. Exploration expenses decreased by approximately $190,000 as compared to the prior year period due to a decrease in exploratory, geological, and geophysical costs incurred during the quarter.

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

General and administrative expenses increased for the three months ended July 31, 2024 by approximately $0.1 million as compared to the prior period, which is a nominal amount.

Stock-based compensation expenses

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense decreased by approximately $0.5 million for the three months ended July 31, 2024 as compared to the prior period due to the amortization of approximately $260,000 in expense for consulting services and $300,000 in expense for shares that vested in the prior period; such expenses was not present in the current period.

Accretion expenses

We have an Asset Retirement Obligation (“ARO”) recorded that is associated with our oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the three months ended July 31, 2024, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the three months ended July 31, 2024, Other expenses, net increased by approximately $0.7 million compared to the prior year period. The increase is primarily due to increased non-cash interest expense of $0.7 million, which is recognized as debt discounts on financings are amortized; there were no such financings in the prior period.

Nine Months Ended July 31, 2024 compared to the Nine Months Ended July 31, 2023 (unaudited)

Our financial results for the nine months ended July 31, 2024 and 2023 are summarized as follows:

	For the Nine Months Ended July 31,
	2024	2023	Change	% Change
Revenues, net	$135,975	$-	$135,975	100.0%

Operating expenses:
Exploration expenses	132,871	225,052	(92,181)	(41.0)%
General and administrative expenses	3,744,914	2,215,775	1,529,139	69.0%
Stock-based compensation expense	1,150,852	896,947	253,905	28.3%
Accretion expenses	2,084	2,084	-	0.0%
Total operating expenses	5,030,721	3,339,858	1,690,863	50.6%
Loss from Operations	(4,894,746)	(3,339,858)	(1,554,888)	46.6%

Other expenses:
Interest expense	1,810,370	746,930	1,063,440	142.4%
Settlement fees	10,500	13,051	(2,551)	(19.5)%
Loss on note conversion	1,196,306	1,125,000	71,306	6.3%
Licenses and fees	14,362	-	14,632	100.0%
Total other expenses	3,031,808	1,884,981	1,146,827	60.8%
Loss before income taxes	(7,926,554)	(5,224,839)	(2,701,715)	51.7%
Income tax benefit	-	-	-	-
Net loss	$(7,926,554)	$(5,224,839)	$(2,701,715)	51.7%

Revenues, net

Revenues, net increased for the nine months ended July 31, 2024 by approximately $0.1 million as compared to the prior period, which had no revenue; we sold and shipped approximately 3,100 barrels of oil, primarily produced from the HH-1 well.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory geological and geophysical costs, delay rentals and exploratory overhead, and are expensed as incurred. Exploration expenses decreased by approximately $0.1 million as compared to the prior year period due to a decrease in exploratory, geological, and geophysical costs incurred during the period.

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

General and administrative expenses increased for the nine months ended July 31, 2024 by approximately $1.5 million as compared to the prior period due to increases social media marketing expenses of $300,000, increased legal fees of approximately $700,000 and increased salary expenses of approximately $500,000.

Stock-based compensation expenses

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense increased by approximately $0.3 million for the nine months ended July 31, 2024 due to the amortization of 1,425,000 options issued in September 2023; such had not yet been granted during the same period in the prior year.

Accretion expenses

We have an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the nine months ended July 31, 2024, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the nine months ended July 31, 2024, Other expenses, net increased by approximately $1.1 million compared to the prior year period. The increase is due to increased non-cash interest expense of $1.1 million, which is recognized as debt discounts on financings are amortized; there were less financings in the prior period.

Liquidity and Capital Resources

Working Capital Deficiency

Our working capital deficiency as of July 31, 2024, in comparison to our working capital deficiency as of October 31, 2023, can be summarized as follows:

	July 31, 2024	October 31, 2023
Current assets	$617,710	$1,695,341
Current liabilities	3,588,138	1,851,386
Working capital deficiency	$(2,970,428)	$(156,045)

Current assets decreased because of i) a decrease to the cash account of approximately $1.3 million due to increased payroll expenses and additional cash outlays for capital expenditures for the oil and gas properties, offset by an increase in prepaid assets of approximately $0.2 million. Current liabilities increased because of i) an increase in accounts payable of approximately $0.8 million, as well as increases in other current liabilities and notes payable – related parties of approximately $0.6 million and $0.3 million, respectively.

Cash Flows

Our cash flows for the nine months ended July 31, 2024, in comparison to our cash flows for the nine months ended July 31, 2023, can be summarized as follows:

	Nine months ended July 31,
	2024	2023
Net cash provided by/(used in) operating activities	$118,642	$(2,542,360)
Net cash used in investing activities	(1,138,561)	(1,804,050)
Net cash (used in)/provided by financing activities	(248,898)	5,778,790
Net change in cash	$(1,268,817)	$1,432,380

Cash Flows from Operating Activities

For the nine months ended July 31, 2024 and 2023, cash provided by/(used in) operating activities was $118,642 and ($2,542,360), respectively. The cash provided by operations for the nine months ended July 31, 2024 was primarily attributable to our net loss of $7,926,554, adjusted for non-cash expenses in the aggregate amount of $6,853,494, as well as $1,191,702 of net cash provided to fund changes in the levels of operating assets and liabilities. Our cash used in operations for the nine months ended July 31, 2023 was primarily attributable to our net loss of $5,224,839, adjusted for non-cash expenses in the aggregate amount of $2,481,724, as well as $200,755 of net cash provided to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

For the nine months ended July 31, 2024 and 2023, cash used in investing activities was $1,138,561 and $1,804,050, respectively. The cash used during the current period is attributable to approximately $1.1 million related to costs for capital expenditures, which were capitalized and are reflected in the balance of the oil and gas property as of July 31, 2024. Cash used from investing activities for the nine months ended July 31, 2023 was attributable to approximately $3.0 million related to drilling exploratory wells and approximately $200,000 related to acquisition costs, both of which were capitalized and reflected in the balance of the oil and gas property as of July 31, 2023. These amounts were offset by approximately $1.4 million in amounts used from the Advance to Operators account, which was designated for costs for the HV-1 well.

Cash Flows from Financing Activities

For the nine months ended July 31, 2024 and 2023, cash (used in)/provided by financing activities was ($248,898) and $5,778,790, respectively. Cash provided by financing activities during the nine months ended July 31, 2024 was primarily attributable to approximately $2.5 million from the issuance of promissory notes, related party notes and convertible notes payable, offset by payments for the convertible debt in the amount of approximately $2.6 million and debt issuance costs of $0.2 million. Cash provided by financing activities during the nine months ended July 31, 2023 was primarily attributable to $6.4 million in gross proceeds from the issuance of common stock and $1.8 million in proceeds from the exercise of warrants, offset by the payment of offering costs of approximately $1.0 million and the payment of notes payables of approximately $1.5 million.

Our cash change was a decrease of approximately $1.3 million as of July 31, 2024. Management believes that the cash on hand and working capital are sufficient to meet its current anticipated cash requirements for anticipated capital expenditures and operating expenses for the next twelve months.

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

We hold interests in various leases related to the unproved properties of the McCool Ranch Oil Field. These leases occur in two parcels, “Parcel 1” and “Parcel 2”. Parcel 1 comprises ten leases and approximately 480 acres, which are held by delay rental payments that are paid-up and current. Parcel 2 comprises one lease and approximately 320 acres, which is held by production. The total leasehold comprises approximately 800 gross and net acres.

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

On November 10, 2023, we entered into the ARLO Agreement with HSO for a term of nine months which allows us the exclusive right to acquire up to a 20% interest in a 960 acre drilling and production program in the Asphalt Ridge leases for $2,000,000, which may be invested in tranches, with an initial tranche closing for an amount no less than $500,000 and paid within seven days subsequent to HSO providing certain required items to us.

On December 29, 2023, we entered into an amendment to the ARLO Agreement, whereby we funded $200,000 of the $500,000 payable by us to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of July 31, 2024, we have paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of July 31, 2024.

Board of Directors Compensation

On July 11, 2022, our Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of our IPO in April 2023; for the three and nine months ended July 31, 2024, we have recognized $55,000 and $165,000, respectively, in directors’ fees, and for the three and nine months ended July 31, 2023, we have recognized $78,132 and $78,132, respectively, in directors’ fees.

Agreements with Advisors

On October 4, 2023 and December 29, 2023, we entered into additional placement agent agreements with Spartan, whereby Spartan would serve as the exclusive placement agent in connection with the closing of private placements. The agreements provided the agent with i) a cash fee 7.5% of the aggregate proceeds raised in the sale and ii) warrants to purchase a number of common shares equal to 5% of the number of common shares initially issuable upon conversion of each note tranche; warrants to purchase 83,333 and 55,000 common shares with exercise prices of $1.32 and $0.55 for the first and second tranches, respectively, were issued to Spartan as of January 31, 2024. Such warrants may be exercised beginning 6 months after issuance until four- and one-half years thereafter.

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

Oil and Gas Assets and Exploration Costs – Successful Efforts

Our projects are in exploration and/or early production stages and we began generating revenue from its operations during the quarterly period ended April 30, 2024. We apply the successful efforts method of accounting for crude oil and natural gas properties. Under this method, exploration costs such as exploratory, geological, and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. If an exploratory property provides evidence to justify potential development of reserves, drilling costs associated with the property are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory property costs considering ongoing exploration activities; in particular, whether we are making sufficient progress in our ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are unlikely to occur, associated exploratory well costs are expensed.

Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on our current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers. We currently have four wells that are producing (one well in President’s Field in the South Salinas Project and three wells at the McCool Ranch Oil Field) and are evaluating the impact of production on the reserve determination for those wells and fields. We expect to add the reserve value of such fields to our reserve report after a further period of observation and review of the oil production.

Unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until we specifically identify a lease that will revert to the lessor, at which time we charge the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. We currently have four wells that are producing (one well in President’s Field in the South Salinas Project and three wells at the McCool Ranch Oil Field) and are evaluating the impact of production on the reserve determination for those wells and fields. We expect to add the reserve value of such fields to our reserve report after a further period of observation and review of the oil production. As of July 31, 2024 and October 31, 2023, all of our oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended July 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations may be dependent on sources of electricity and/or natural gas that may be unreliable or costly.

Oil and gas operations, including our operations, commonly require significant electricity and/or natural gas as power sources to operate facilities. Some oil and gas operations are power self-sourced, for example producing natural gas to run facilities including to generate electricity. Some oil operations historically were permitted to burn crude oil to power operations but this is commonly not permitted today due to associated greenhouse gas emissions. Our South Salinas Project may produce sufficient natural gas to be power self-sourced and even to deliver gas to market. The McCool Ranch Oil Field produces black oil without associated natural gas, and historically has received natural gas through an existing pipeline that has had excess capacity. The excess capacity available might not be adequate to meet our demand. If establishing and/or maintaining reliable sources of affordable electricity and/or natural gas are problematic or delayed, this could have a material adverse effect on our results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as reported on Current Reports on Form 8-K filed by the Company on June 28, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements

Trading Plans

On July 8, 2024, Robin Ross, the Chief Executive Officer and Director of the Company, entered into a 10b5-1 sales plan (the “Ross 10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ross 10b-5 Sales Plan provides for the sale of up to 450,000 shares of common stock and will remain in effect until the earlier of (1) January 7, 2026; or (2) the date on which an aggregate of 450,000 shares of common stock have been sold under the Ross 10b5 Sales Plan. As of the date of this Report, none of the shares were sold and no other adjustments were made to the plan during the quarterly period covered by this report.

On July 15, 2024, Thomas Pernice, a Director of the Company, entered into a 10b5-1 sales plan (the “Pernice 10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Pernice 10b-5 Sales Plan provides for the sale of up to 130,000 shares of common stock and will remain in effect until the earlier of (1) January 7, 2026; or (2) the date on which an aggregate of 130,000 shares of common stock have been sold under the Pernice 10b-5 Sales Plan. As of the date of this report, none of the shares were sold and no other adjustments were made to the plan during the quarterly period covered by this report.

No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5 trading arrangement, (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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

TRIO PETROLEUM CORP.

By:	/s/ Robin Ross
Robin Ross
Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2024

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: September 12, 2024

