Form 10-K/A
period 2024-10-31
Trio Petroleum Corp.
filed 2025-01-30
CIK 1898766

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

As of January 29, 2025, there were 6,725,702 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This amendment (the “Amendment”) is being filed to refile the financial statements of Trio Petroleum Corp. (the “Company”), including the notes to the financial statements, for the years ended October 31, 2024 and 2023, contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2024, filed with the Securities and Exchange Commission on January 17, 2025 (“Form 10-K), in order to replace the Report of Independent Registered Public Accounting Firm (“Auditor’s Report”) of Bush & Associates CPA LLC (“Bush”) with a corrected Auditor’s Report, which is included in the financial statements in this Amendment.

Additionally, the Auditor’s Consent provided Bush as Exhibit 23.1 to the Form 10-K is also being replaced by a new Auditor’s Consent provided by Bush and filed as Exhibit 23.1 to this Amendment.

The Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other portion of the Form 10-K is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description of Exhibit
3.1	Amended & Restated Certificate of Incorporation of Trio Petroleum Corp (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 4 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Trio Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed with the Commission on November 4, 2024)
3.3	Amended and Restated Bylaws of Trio Petroleum Corp. (incorporated by reference to Exhibit 3.4 of the Company’s Amendment No. 4 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023).
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
4.2	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
4.3	Trio Petroleum Corp. Common Stock Purchase Warrant dated January 2, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.4	Trio Petroleum Corp. Placement Agent Warrant Agreement - Common Stock Purchase Warrant dated January 2, 2024. (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.5	Trio Petroleum Corp. Unsecured Subordinated Promissory Note in the principal amount of $125,000, with an issuance date of March 26, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on April 1, 2024).
4.6	Promissory Note in the principal amount of $211,500, with an issue date of March 27, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on April 8, 2024).
4.7	Senior Secured Convertible Promissory Note with an original issuance date of April 24, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on April 25, 2024).
4.8	Amended and Restated Senior Secured Convertible Promissory Note with an original issuance date of April 16, 2024 and an amended and restated note issuance date of April 24, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on April 25, 2024).
4.9	Promissory Note in the principal amount of $152,000, with an issue date of August 1, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on August 5, 2024).
4.10	Promissory Note in the principal amount of $255,225, with an issue date of August 6, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on August 8, 2024).
4.11	Senior Secured 10% Original Issue Discount Convertible Promissory Note (Aggregate Principal Amount of $800,000, dated June 27, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on June 28, 2024).
4.12	Common Stock Purchase Warrant, dated June 27, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on June 28, 2024).
4.13	Amendment No. 1 to Amended and Restated Senior Secured Convertible Promissory Note, dated August 14, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on August 16, 2024).
4.14	Amendment No. 2 to Amended and Restated Senior Secured Convertible Promissory Note, dated September 16, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on September 19, 2024).

4.15	Amendment No. 2 to Secured Convertible Promissory Note, dated September 16, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on September 19, 2024).
4.16	Amendment No. 1 to Unsecured Subordinated Promissory Note, dated September 26, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on September 27, 2024).
4.17	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-K, filed with the Commission on January 29, 2024).
10.1	Bid Proposal and Daywork Drilling Contract – U.S., by and Between Trio Petroleum LLC and Ensign United States Drilling (California) Inc., dated April 19, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on April 25. 2023),
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.3†	2022 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.4†	Employment Agreement with Gregory L. Overholtzer (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022.
10.5	Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.6	First Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.7	Second Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.8	Third Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.9	Fourth Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023).
10.10	Blue Lease with Bradley Minerals (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.11	First Amendment to Blue Lease with Bradley Minerals (incorporated by reference to Exhibit 10.10 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.12	Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.13	First Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.12 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.14	Second Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.13 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.15	Third Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.16	Fourth Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022.
10.17	Fifth Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022.
10.18	Joint Operating Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
10.19	December 2022 Subscription Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to Form S-1 (File No. 333-267380), filed with the Commission on January 20, 2023, as amended).

10.20	December 2022 Warrant (incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 5 to Form S-1 (File No. 333-267380), filed with the Commission on January 20, 2023, as amended).
10.21	Second Extension Letter for Note Payable with Trio Petroleum LLC (incorporated by reference to Exhibit 10.34 of the Company’s Amendment No. 8 to Form S-1 (File No. 333-267380), filed with the Commission on March 17, 2023, as amended).
10.22	Extension Letter for Original Issue Discount Note (incorporated by reference to Exhibit 10.35 of the Company’s Amendment No. 8 to Form S-1 (File No. 333-267380), filed with the Commission on March 17, 2023, as amended).
10.23†	Form of Employment Agreement with Stanford Eschner (incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
10.24	Securities Purchase Agreement, dated as of October 4, 2023, by and between the Investor and Trio Petroleum Corp (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.25	Registration Rights Agreement, dated October 4, 2023, by and between the Investor and Trio Petroleum Corp. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.26	Amendment to Transaction Documents between the Investor and Trio Petroleum Corp., dated December 29, 2023. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
10.27	Leasehold Acquisition and Development Agreement, dated November 10, 2023, entered into by and between Trio Petroleum Corp and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 5, 2024).
10.28	Amendment to Leasehold Acquisition and Development Agreement, dated December 29, 2023, entered into by and between Trio Petroleum Corp and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on January 5, 2024)
10.29	Amended and Restated Securities Purchase Agreement between the Company and the Investors signatory thereto, dated as of April 24, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on April 25, 2024).
10.30	Amended and Restated Security Agreement between the Company and the Secured Parties signatory thereto, dated as of April 24, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on April 25, 2024).
10.31†	Form of Employment Agreement between the Company and Robin Ross, dated as of July 11, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on July 15, 2024).
10.32	Form of Consulting Agreement between the Company and Michael L. Peterson, dated as of July 21, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on July 15, 2024).
10.33	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on April 8, 2024).
10.34	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of August 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on August 5, 2024).

10.35	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of August 6, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on August 8, 2024).
10.36	Second Amendment to Leasehold Acquisition and Development Agreement, dated August 5, 2024, entered into by and between Trio Petroleum Corp and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on August 8, 2024).
10.37	Media Advertising Agreement, dated September 9, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on September 12, 2024).
10.38	Amendment No. 3 to Leasehold Acquisition and Development Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the Commission on September 27, 2024).
10.39†	Independent Contractor Agreement between the Company and Greg Overholtzer, dated as of January 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 8, 2025).
14.1	Code of Ethics (filed with 2024 Annual Report on Form 10-K, filed with the Commission on January 17, 2025).
16.1	Letter from Marcum LLP to the Securities Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the Commission on January 29, 2024).
23.1*	Consent of Independent Registered Public Accounting Firm
23.2	Code of Ethics (filed with 2024 Annual Report on Form 10-K, filed with the Commission on January 17, 2025).
24.1	Code of Ethics (in included on signature page of 2024 Annual Report on Form 10-K, filed with the Commission on January 17, 2025).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed with the Commission on January 29, 2024).
99.1	Reserves Attributable to Trio Petroleum Corp South Salinas Area for Development Plan Phases 1 and 2 (incorporated by reference to Exhibit 99.1 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
99.2	S. Salinas Area, Full Development Reserves Supplement to SEC Report Dated 1-28-2022 (incorporated by reference to Exhibit 99.2 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
99.3	Reserve Attributable to Trio Petroleum Corp. South Salinas Area for Phased and Full Development (incorporated by reference to Exhibit 99.3 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-280816), filed with the Commission on November 29, 2024, as amended).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** Furnished, not filed

† Includes management contracts and compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO PETROLEUM CORP.

By:	/s/ Robin Ross
Robin Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	January 30, 2025

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	January 30, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Robin Ross	Chairman, Chief Executive Officer and Director
Robin Ross	(principal executive officer)	January 30, 2025

/s/ Gregory L. Overholtzer	Chief Financial Officer
Gregory L. Overholtzer	(principal financial officer and principal accounting officer)	January 30, 2025

*	Vice Chairman and Director	January 30, 2025
Stanford Eschner

*	Director	January 30, 2025
William J. Hunter

*	Director	January 30, 2025
John Randall

*	Director	January 30, 2025
Thomas J. Pernice

*	Director	January 30, 2025
James H. Blake

*By:	/s/ Robin Ross
Robin Ross
Attorney-in-fact

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

Substantial doubt about the Company’s ability to continue as going concern

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

