Form 10-K/A
period 2024-10-31
Trio Petroleum Corp.
filed 2025-02-27
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of February 24, 2025, there were 6,956,694 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This amendment (the “Amendment”) is being filed to refile the financial statements of Trio Petroleum Corp. (the “Company”), including the notes to the financial statements, for the years ended October 31, 2024 and 2023, contained in the Annual Report initially filed on Form 10-K for the fiscal year ended October 31, 2024, filed with the Securities and Exchange Commission (the Commission”) on January 17, 2025 and then re-filed in Amendment No. 1 on Form 10-K/A filed with the Commission on January 30, 2025 (“Form 10-K), in order to correct the number of authorized shares of common stock and preferred stock set forth in the Balance Sheets for the years ended October 2024 and 2023, which were incorrectly stated, and which has been corrected in the financial statements included in this Amendment. These corrections do not impact any financial figures or the Company's financial position.

Additionally, the Auditor’s Consent provided by the Company’s auditors, Bush & Associates CPA LLC (“Bush”)  as Exhibit 23.1 to the Form 10-K is also being replaced by a new Auditor’s Consent provided by Bush and filed as Exhibit 23.1 to this Amendment.

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

TRIO PETROLEUM CORP.

By:	/s/ Robin Ross
Robin Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2025

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Robin Ross	Chairman, Chief Executive Officer and Director
Robin Ross	(principal executive officer)	February 27, 2025

/s/ Gregory L. Overholtzer	Chief Financial Officer
Gregory L. Overholtzer	(principal financial officer and principal accounting officer)	February 27, 2025

*	Vice Chairman and Director	February 27, 2025
Stanford Eschner

*	Director	February 27, 2025
William J. Hunter

*	Director	February 27, 2025
John Randall

*	Director	February 27, 2025
Thomas J. Pernice

*	Director	February 27, 2025
James H. Blake

*By:	/s/ Robin Ross
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

/s/ Bush and Associates CPA LLC

We have served as Trio Petroleum Corp.’s auditor since 2024

Henderson, Nevada

January 17, 2025

TRIO PETROLEUM CORP.

BALANCE SHEETS

	October 31, 2024	October 31, 2023

ASSETS
Current assets:
Cash	$285,945	$1,561,924
Prepaid expenses and other receivables	279,274	133,417
Total current assets	565,219	1,695,341

Oil and gas properties - not subject to amortization	11,119,119	9,947,742
Total assets	$11,684,338	$11,643,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,036,291	$609,360
Asset retirement obligations - current	2,778	2,778
Convertible note, net of discounts	-	1,217,597
Due to operators	103,146	21,651
Promissory notes, net of discounts	742,852	-
Note payable - related party	135,000	-
Payable - related party	115,666	-
Other current liabilities	454,966	-
Total current liabilities	2,590,699	1,851,386

Long-term liabilities:
Asset retirement obligations, net of current portion	51,091	48,313
	51,091	48,313
Total liabilities	2,641,790	1,899,699

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at October 31, 2024 and 2023, respectively	-	-

Common stock, $0.0001 par value; 490,000,000 shares authorized; 3,203,068 and 1,552,328 shares issued and outstanding as of October 31, 2024 and 2023, respectively	320	155
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	29,125,917	20,200,121
Accumulated deficit	(20,073,679)	(10,446,882)
Total stockholders’ equity	9,042,548	9,743,384

Total liabilities and stockholders’ equity	$11,684,338	$11,643,083

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Components of the changes in ARO for the years ended October 31, 2023 and 2024 are shown below:

ARO, ending balance - October 31, 2022	$48,313
Accretion expense	2,778
ARO, ending balance - October 31, 2023	51,091
Accretion expense	2,778
ARO, ending balance - October 31, 2024	53,869
Less: ARO - current	2,778
ARO, net of current portion - October 31, 2024	$51,091

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

NOTE 5 - REVENUE FROM CONTRACTS WITH CUSTOMERS

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

NOTE 6 - OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of October 31,	As of October 31,
	2024	2023
Oil and gas properties - not subject to amortization	$11,119,119	$9,947,742
Accumulated impairment	-	-
Oil and gas properties - not subject to amortization, net	$11,119,119	$9,947,742

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

Optioned Assets - Old Man Prospect

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

Optioned Assets - Asphalt Ridge Leasehold Acquisition & Development Option Agreement

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

NOTE 7 - RELATED PARTY TRANSACTIONS

South Salinas Project - Related Party

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

McCool Ranch Oil Field Asset Purchase - Related Party

On October 16, 2023, the Company entered into the McCool Ranch Purchase Agreement with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project (see Note 6); the Assets are situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Oil Field. The Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company will pay an additional $400,000 per the McCool Ranch Purchase Agreement; to date, it has paid approximately $284,000 during the year for restarting production operations on the assets and has a liability of approximately $116,000 to Trio LLC as a payable - related party on the balance sheet as of October 31, 2024.

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

Note Payable - Related Party

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - INCOME TAXES

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

NOTE 10 - NOTES PAYABLE

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

Note Payable - Related Party

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

NOTE 11 - STOCKHOLDERS’ EQUITY

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

NOTE 12 - SUBSEQUENT EVENTS

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

