Form 10-Q
period 2025-01-31
Trio Petroleum Corp.
filed 2025-03-14
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2025

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

As of March 13, 2025, there were 6,956,694 shares of the registrant’s common stock outstanding.

TRIO PETROLEUM CORP.

FORM 10-Q

For the Quarter Ended January 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIO PETROLEUM CORP.

CONDENSED BALANCE SHEETS

	January 31,	October 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$1,961,201	$285,945
Prepaid expenses	53,818	279,274
Total current assets	2,015,019	565,219

Oil and gas properties - not subject to amortization	11,197,284	11,119,119
Total assets	$13,212,303	$11,684,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,034,523	1,036,291
Asset retirement obligations - current	2,778	2,778
Due to operators	20,532	103,146
Promissory notes, net of discounts	312,784	742,852
Note payable - related party	-	135,000
Payable - related party	56,334	115,666
Other current liabilities	41,012	454,966
Total current liabilities	1,467,963	2,590,699

Long-term liabilities:
Asset retirement obligations, net of current portion	51,786	51,091
	51,786	51,091
Total liabilities	1,519,749	2,641,790

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at January 31, 2025 and October 31, 2024, respectively	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 6,725,702 and 3,203,068 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	672	320
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	33,391,096	29,125,917
Accumulated deficit	(21,689,204)	(20,073,679)
Total stockholders’ equity	11,692,554	9,042,548

Total liabilities and stockholders’ equity	$13,212,303	$11,684,338

The accompanying notes are an integral part of these condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31,
	2025	2024

Revenues, net	$10,819	$-

Operating expenses:
Exploration expense	$24,721	$84,594
General and administrative expense	711,546	957,690
Stock-based compensation expense	490,314	407,618
Accretion expense	695	695
Total operating expenses	1,227,276	1,450,597

Loss from operations	(1,216,457)	(1,450,597)

Other expenses:
Interest expense	318,366	159,298
Loss on note conversion	80,702	92,153
Total other expenses	399,068	251,451

Loss before income taxes	(1,615,525)	(1,702,048)
Provision for income taxes	-	-

Net loss	$(1,615,525)	$(1,702,048)

Basic and Diluted Net Loss per Common Share
Basic	$(0.33)	$(1.08)
Diluted	$(0.33)	$(1.08)

Weighted Average Number of Common Shares Outstanding
Basic	4,965,962	1,580,211
Diluted	4,965,962	1,580,211

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

			Stock	Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at October 31, 2024	3,203,068	320	(10,010)	29,125,917	(20,073,679)	9,042,548
Issuance of common shares to executives and board members	210,000	21	-	(21)	-	-
Issuance of common shares in connection with ATM agreement, net	2,951,169	295	-	3,475,353	-	3,475,648
Issuance of common shares in lieu of cash payments on promissory notes	340,419	34	-	299,535	-	299,569
Issuance of beneficial ownership round-up shares for participants	21,046	2	-	(2)	-	-
Stock-based compensation	-	-	-	490,314	-	490,314
Net loss	-	-	-	-	(1,615,525)	(1,615,525)
Balance at January 31, 2025	6,725,702	672	(10,010)	33,391,096	(21,689,204)	11,692,554

Balance at October 31, 2023	1,552,328	155	$(10,010)	20,200,121	$(10,446,882)	9,743,384
Issuance of common shares in lieu of cash payments on convertible note	55,179	6	-	344,676	-	344,682
Issuance of common shares to consultants	10,000	1	-	95,199	-	95,200
Issuance of equity warrants in connection with convertible note	-	-	-	151,490	-	151,490
Stock-based compensation	-	-	-	407,618	-	407,618
Net loss	-	-	-	-	(1,702,048)	(1,702,048)
Balance at January 31, 2024	1,617,507	162	$(10,010)	21,199,104	$(12,148,930)	9,040,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended January 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,615,525)	$(1,702,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares for services	-	95,200
Issuance of equity warrants connected to convertible note	-	151,490
Conversion of note payments into common shares	-	344,682
Accretion expense	695	695
Loss on issuance of common shares in lieu of cash for debt payments	80,703	-
Debt discounts - convertible note	-	(189,990)
Amortization of debt discounts	316,106	159,298
Stock-based compensation	490,314	407,618
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	225,456	6,297
Accounts payable and accrued liabilities	(4,280)	(47,673)
Other current liabilities	(413,954)	-
Net cash used in operating activities	(920,485)	(774,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for unproved oil and gas properties	(78,165)	(912,511)
Payable to a related party	-	320,000
Due to operators	(82,614)	69,744
Net cash used in investing activities	(160,779)	(522,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note	-	550,000
Proceeds from issuance of common shares in connection with ATM agreement	3,475,648	-
Payment of convertible note	-	(375,000)
Payment of debt issuance costs	-	(90,978)
Payment of related party debt	(194,332)	-
Payment of promissory notes	(524,796)	-
Net cash provided by financing activities	2,756,520	84,022

NET CHANGE IN CASH	1,675,256	(1,213,176)
Cash - Beginning of period	285,945	1,561,924
Cash - End of period	$1,961,201	$348,748

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of warrants	$-	$151,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2025

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

There are two contiguous areas of notable oil/gas accumulations in the South Salinas Project; the first is the Humpback Area that occurs in the northern part of the project and the second is the Presidents Area (“Presidents Oil Field”) that occurs in the southern part of the project. As of January 31, 2025 and October 31, 2024, there were no proved reserves attributable to the approximate 9,300 acres of the property. Since it was returned to production in March 2024, the HV-3A well or discovery well at the South Salinas Project has been producing oil with a generally favorable oil-water ratio but is currently idled pending an assessment of the viability of increasing the well’s gross production rate.

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

Additional Acquisitions - McCool Ranch Oil Field & Asphalt Ridge Leasehold

In October 2023, the Company entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project; the Company initially began refurbishment operations with respect to a water disposal well. After refurbishment was successfully accomplished, the Company restarted production operations on the assets (see Note 5 for further information). In November 2023, the Company entered into a leasehold acquisition and development option agreement (“ARLO Agreement”) with Heavy Sweet Oil, LLC (“HSO”), which gave the Company a 9-month option for the exclusive right to acquire up to a 20% interest in a 960-acre drilling and production program in the Asphalt Ridge leases for $2,000,000. In December 2023, the Company amended the agreement and funded $200,000 in exchange for an immediate 2% interest in the leases; subsequently, in January 2024, the Company funded an additional $25,000 resulting in a total 2.25% working interest in the leases. Such funds are to be used for the building of roads and related infrastructure in furtherance of the development of the leases; per the most recent amendment to the ARLO Agreement signed in January 2025, the Company has until April 10, 2025 to pay HSO an additional approximate $1.775 million to exercise the option for the remaining 17.75% interest in the leases (see Note 6 for further information).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Amounts presented in the balance sheet as of October 31, 2024 are derived from our audited financial statements as of that date. The unaudited condensed financial statements as of and for the three month periods ended January 31, 2025 and 2024 have been prepared in accordance U.S. GAAP and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K/A filed with the SEC on February 27, 2025. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions and disclosure of contingent assets and liabilities at the date of the financial statements, and the revenue and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of January 31, 2025 and October 31, 2024.

Prepaid Expenses

Prepaid expenses consist primarily of prepaid services which will be expensed as the services are provided within twelve months. As of January 31, 2025 and October 31, 2024, the balances of the prepaids account were $53,818 and $279,274, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. As of January 31, 2025 and October 31, 2024, the Company recorded zero and $259,903 in debt issuance costs, respectively.

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

Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers. The Company currently has four wells that are producing (one well in President’s Field in the South Salinas Project and three wells at the McCool Ranch Oil Field) and is evaluating the impact of production on the reserve determination for those wells and fields. The Company expects to add the reserve value of such fields to the Company’s reserve report after a further period of observation and review of the oil production. As of January 31, 2025 and October 31, 2024, all of the Company’s oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

Unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until the Company specifically identifies a lease that will revert to the lessor, at which time the Company charges the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. The Company currently has four wells that are producing (one well in President’s Field in the South Salinas Project and three wells at the McCool Ranch Oil Field) and is evaluating the impact of production on the reserve determination for those wells and fields. The Company expects to add the reserve value of such fields to the Company’s reserve report after a further period of observation and review of the oil production. As of January 31, 2025 and October 31, 2024, all of the Company’s oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization; see further discussion in Note 6.

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

As of January 31, 2025 and October 31, 2024, the Company had no impairment of long-lived assets.

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

Components of the changes in ARO are shown below:

ARO, ending balance – October 31, 2024	$53,869
Accretion expense	695
ARO, ending balance – January 31, 2025	54,564
Less: ARO – current	2,778
ARO, net of current portion – January 31, 2025	$51,786

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

Related Parties

Related parties are directly or indirectly related to the Company, through one or more intermediaries and are in control, controlled by, or under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. On September 14, 2021, the Company acquired an 82.75% working interest (which was subsequently increased to an 85.775% working interest as of April 2023) in the SSP from Trio LLC in exchange for cash, a note payable to Trio LLC and the issuance of 245,000 shares of common stock. As of the date of the acquisition, Trio LLC owned 45% of the outstanding shares of the Company and was considered a related party. As of January 31, 2025 and October 31, 2024, Trio LLC owned less than 1% and 1%, respectively, of the outstanding shares of the Company.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At January 31, 2025 and October 31, 2024, the Company’s net deferred tax asset has been fully reserved.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	As of January 31,		As of January 31,
	2025		2024
Warrants	17,358	(1)	19,343	(2)
Total potentially dilutive securities	17,358		19,343

(1)	Balance consists of potentially dilutive shares based on 171,994 and 95,252 outstanding, equity classified warrants, respectively.
(2)	Balance consists of restricted stock units granted to five outside directors and restricted shares issued to executives.

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

Reclassification of Expenses

Certain amounts in the prior periods presented have been reclassified to a current period financial statement presentation. This reclassification has no effect on previously reported net income.

Subsequent Events

The Company evaluated all events and transactions that occurred after January 31, 2025 through the date of the filing of this report. See Note 11 for such events and transactions.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of January 31, 2025, the Company had $1,961,201 in its operating bank account and working capital of $547,056. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors, the consummation of its IPO in April 2023, and convertible note financing under two tranches in October 2023 and December 2023, pursuant to which the Company raised total gross proceeds of $2,371,500. Additionally, the Company received funds in the amount of $125,000 from an unsecured promissory note from its former CEO, gross proceeds of $184,500 from a promissory note with an investor in March 2024, gross proceeds of $720,000 from convertible debt financing with two investors in April 2024, gross proceeds of $720,000 from convertible debt financing with two investors in June 2024, additional financing secured after the end of the period in August 2024 for gross proceeds in the aggregate amount of $359,000 from two unsecured promissory notes, as well as net proceeds of approximately $4,650,000 in connection with an “at-the-market” agreement entered into in September 2024.

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of issuance of these financial statements, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2025, the Company has an accumulated deficit of $21,689,204 and has experienced losses from continuing operations. Based on the Company’s cash balance as of January 31, 2025 and projected cash needs for the twelve months following the issuance of these condensed financial statements, management estimates that it will need to generate sufficient sales revenue and/or raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds by issuing additional shares of common stock or other equity securities or obtaining additional debt financing. Although management has been successful to date in raising necessary funding and obtaining financing through investors, there can be no assurance that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed financial statements.

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

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the periods below:

	For the three months ended January 31,	For the three months ended January 31,
	2025	2024
Oil sales	$10,819	$-

Total revenues from customers	$10,819	$-

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of January 31, 2025.

Significant concentrations of credit risk

For the three months ended January 31, 2025 and 2024, the Company had only one purchaser, which accounts for 10% or more of the Company’s total oil and natural gas revenue for this period (no revenue in 2023).

NOTE 6 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of	As of
	January 31, 2025	October 31, 2024
Oil and gas properties – not subject to amortization	$11,197,284	$11,119,119
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$11,197,284	$11,119,119

During the three months ended January 31, 2025 and 2024, the Company incurred aggregated exploration costs of $24,721 and $84,594, respectively; these expenses were exploratory, geological and geophysical costs and were expensed on the statement of operations during the applicable periods. For capitalized costs, the Company incurred $78,165 and $912,511 for the three months ended January 31, 2025 and 2024, respectively; these expenses were related to drilling exploratory wells and acquisition costs , both of which were capitalized and are reflected in the balance of the oil and gas property as of January 31, 2025 and 2024, respectively.

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

The second lease covers 160 acres of the South Salinas Project; it is currently held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period from October 2024 through October 2025.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2025 through February 2026. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2025 through March 2026.

McCool Ranch Oil Field

In October 2023, the Company entered into the McCool Ranch Purchase Agreement with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project; the Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company will pay an additional $400,000 per the McCool Ranch Purchase Agreement; it has paid approximately $344,000 to date for restarting production operations on the assets and has recorded a liability of approximately $56,000 for the remainder as of the end of the period. These additional costs are capitalized costs and are reflected in the balance of the oil and gas property as of January 31, 2025.

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

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of January 31, 2025, the Company has paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of January 31, 2025.

Per the most recent amendment to the ARLO Agreement signed in January 2025, the Company has until April 10, 2025 to pay HSO an additional $1,775,000 to exercise an option for the remaining 17.75% working interest in the initial 960 acres of the Asphalt Ridge Leases. If the Company raises sufficient funds in its current public offering (for which an amendment to its Form S-1 was filed with the SEC on February 28, 2025), it will consider using $1,775,000 of the net proceeds received to exercise the remaining 17.75% working interest in the Asphalt Ridge Leases. If this option is not exercised on or before such date, the Company will forfeit any further right to acquire this additional 17.75% working interest in the initial 960 acres.

Entry into a Letter of Intent to Acquire Novacor Exploration Ltd. Oil and Gas Assets in Saskatchewan, Canada

On December 18, 2024, the Company entered into a non-binding Letter of Intent (“LOI”) for the acquisition of a 100% working interest in certain petroleum and natural gas assets held by Novacor Exploration Ltd. (“Novacor”), which are located in the prolific Lloydminster, Saskatchewan heavy oil region (the “Proposed Novacor Acquisition”). The stated purchase price of the Proposed Novacor Acquisition is CD$2 million (approximately US$1.4 million based on exchange rates on the date of the LOI), payable US$650,000 in cash and the remainder in shares of common stock of the Company. Upon execution of the LOI, the Company paid Novacor a good faith deposit of $65,000, which will be applied to the cash portion of the purchase price at closing. Other than obligations of confidentiality and exclusivity contained in the LOI, no other terms are binding until definitive acquisition documents are signed by the parties. The definitive acquisition documents would likely contain customary representations and warranties of the parties and certain conditions to closing, including approval of the Proposed Novacor Acquisition by the board of directors of each of Novacor and the Company, and a condition that the Company raises sufficient financing to consummate the Proposed Novacor Acquisition. Unless extended by the mutual agreement of the parties, the LOI will terminate on the earlier of (i) the mutual agreement of Novacor and the Company, (ii) the execution of definitive acquisition documents or (iii) on February 15, 2025, which date was extended to March 15, 2025 by an amendment to the LOI dated January 29, 2025.

NOTE 7 – RELATED PARTY TRANSACTIONS

South Salinas Project – Related Party

Upon its formation, the Company acquired from Trio LLC a majority working interest in the South Salinas Project and engaged the services of certain members of Trio LLC to manage the Company’s assets (see Note 1 and Note 6). Trio LLC operates the South Salinas Project on behalf of the Company, and as operator, conducts and has full control of the operations within the constraints of the Joint Operating Agreement, and acts in the capacity of an independent contractor. Trio LLC currently holds a 3.8% working interest in the South Salinas Project and the Company holds an 85.775% working interest. The Company provides funds to Trio LLC to develop and operate the assets in the South Salinas Project; such funds are classified in the short-term asset/liability section of the balance sheet as Advance to Operators/Due to Operators, respectively. As of January 31, 2025 and October 31, 2024, the balance of the Due to Operators account is $20,532 and $103,146, respectively.

McCool Ranch Oil Field Asset Purchase – Related Party

On October 16, 2023, the Company entered into the McCool Ranch Purchase Agreement with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project (see Note 6); the Assets are situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Oil Field. The Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company will pay an additional $400,000 per the McCool Ranch Purchase Agreement; to date, it has paid approximately $344,000 during the year for restarting production operations on the assets and has a liability of approximately $56,000 to Trio LLC as a payable – related party on the balance sheet as of January 31, 2025.

Restricted Stock Units (“RSUs”) issued to Directors

On June 19, 2024, the Company agreed to award 50,000 restricted stock units to a newly appointed director under the Plan; as there were only 22,750 shares remaining for issuance under the Plan at that time, 22,500 RSUs were awarded immediately with a fair value of $6.00 per share for a grant date value of $134,550, with the remainder issued in the following quarter at a fair value of $3.32 per share for a grant date value of $91,300. For the three months ended January 31, 2025 and 2024, the Company recognized stock-based compensation for these awards in the amount of $36,279 and $0, respectively, within stock-based compensation expenses on the income statement, with $158,921 of unrecognized expense as of the period ended January 31, 2025.

On October 21, 2024, the Company agreed to award 12,500 restricted stock units to a newly appointed director under the Plan; the RSUs vest at a rate of 100% upon the six month anniversary of the commencement date and were recorded at a fair value of $3.13 per share for a grant date value of $39,125. Additionally, on October 21, 2024, the Company agreed to award an aggregate of 37,500 restricted stock units to current directors under the Plan; the RSUs vest at a rate of 100% upon the three month anniversary of the commencement date and were recorded at a fair value of $3.13 per share for an aggregate grant date value of $117,375. For the three months ended January 31, 2025 and 2024, the Company recognized stock-based compensation for these awards in the amount of $124,394 and $0, respectively, within stock-based compensation expenses on the income statement, with $17,198 of unrecognized expense as of the period ended January 31, 2025.

Restricted Shares issued to Executives and Employees

In May 2023, the Company entered into six employee agreements which, among other things, provided for the grant of an aggregate of 35,000 restricted shares pursuant to the Plan. Per the terms of the employee agreements, subject to continued employment, the restricted shares vest as follows: 25% of the shares vested five months after the issuance date, after which the remainder vest in equal tranches every six months until fully vested. The shares were recorded on the date of issuance at a fair value of $43.00 per share for an aggregate fair value of $1,505,000, and for the three months ended January 31, 2025 and 2024, the Company recognized stock-based compensation of $189,845 and $189,845, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $121,748 as of the period ended January 31, 2025.

On July 11, 2024, the Company and Mr. Peterson (the Company’s former Chief Executive Officer) entered into a three-month consulting agreement, which includes a monthly cash fee of $10,000 and an award of 50,000 RSUs pursuant to the Plan. The units were recorded at a fair value of $3.32 per share for a grant date value of $166,000 and for the three months ended January 31, 2025 and 2024, the Company recognized stock-based compensation for the award in the amount of $68,033 and $0, respectively, within stock-based compensation expenses on the income statement, with no unrecognized expense as of the period ended January 31, 2025.

On July 11, 2024, the Company entered into an employment agreement with Mr. Robin Ross, pursuant to which Mr. Ross will serve as Chief Executive Officer of the Company, replacing Mr. Peterson. Pursuant to the Ross Employment Agreement, Mr. Ross will be paid an annual base salary of $300,000. In addition, Mr. Peterson is entitled to receive, subject to his continuing employment with the Company on the applicable date of the bonus payout, an annual target discretionary bonus of up to 100% of his annual base salary, payable at the discretion of the Compensation Committee of the Board based upon the Company’s and Mr. Ross’ achievement of objectives and milestones to be determined on an annual basis by the Board. Pursuant to the Ross Employment Agreement, the Company awarded Mr. Ross 100,000 RSUs pursuant to the Plan; the RSUs were recorded at a fair value of $3.32 per share for a grant date value of $332,000 and for the three months ended January 31, 2025 and 2024, the Company recognized stock-based compensation for the award in the amount of $55,941 and $0, respectively, within stock-based compensation expenses on the income statement, with $254,168 of unrecognized expense as of the period ended January 31, 2025.

On October 21, 2024, the Company agreed to award 10,000 restricted stock units to its CFO under the Plan; the RSUs vest at a rate of 100% upon the six month anniversary of the commencement date and were recorded at a fair value of $3.13 per share for a grant date value of $31,300. For the three months ended January 31, 2025 and 2024, the Company recognized stock-based compensation for the award in the amount of $15,822 and $0, respectively, within stock-based compensation expenses on the income statement, with $13,758 of unrecognized expense as of the period ended January 31, 2025.

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

On September 26, 2024 and October 28, 2024, the Company entered into the first and second amendments, respectively, to the Peterson Note; each amendment extended the maturity dates to October 28, 2024 and November 30, 2024, respectively, and added a $5,000 extension fee (per amendment) to the principal of the note. On November 25, 2024, the Company paid off the Peterson Note in the amount of $143,516, with $135,000 in satisfaction of the principal amount owed and $8,516 towards accrued interest.

Consulting Agreement

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

The second lease covers 160 acres of the South Salinas Project; it is currently held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the delay rental payment for the period from October 2024 through October 2025.

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

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period February 2025 through February 2026. The second group of leases covers 307.75 acres and has a term of 20 years; the Company is required to make rental payments of $30/acre per year. The Company is currently in compliance with this requirement and has paid in advance the rental payment for the period from March 2025 through March 2026.

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

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of January 31, 2025, the Company has paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of January 31, 2025.

Per the most recent amendment to the ARLO Agreement signed in January 2025, the Company has until April 10, 2025 to pay HSO an additional $1,775,000 to exercise an option for the remaining 17.75% working interest in the initial 960 acres of the Asphalt Ridge Leases. If the Company raises sufficient funds in its current public offering (for which an amendment to its Form S-1 was filed with the SEC on February 28, 2025), it will consider using $1,775,000 of the net proceeds received to exercise the remaining 17.75% working interest in the Asphalt Ridge Leases. If this option is not exercised on or before such date, the Company will forfeit any further right to acquire this additional 17.75% working interest in the initial 960 acres.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO in April 2023; for the three months ended January 31, 2025 and 2024, the Company has recognized $59,167 and $56,685, respectively, in directors’ fees.

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

NOTE 9 – NOTES PAYABLE

Notes payable as of January 31, 2025 and October 31, 2024 consisted of the following:

	As of	As of
	January 31, 2025	October 31, 2024
Promissory notes, net of discounts	312,784	742,852
Note Payable, related party	-	135,000
Total Notes payable	$312,784	$877,852

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

On September 30, 2024, October 30, 2024 and November 30, 2024, the Company made cash payments in the amounts of $118,440, $29,610 and $88,830, respectively, in full satisfaction of the principal balance of the note. As of January 31, 2025, the balance of the promissory note was zero, with total non-cash interest expense related to discounts recognized in the amounts of $21,615 and zero for the three months ended January 31, 2025 and 2024, respectively, and $72,380 in noncash interest expense related to discounts recognized over the life of the note.

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

On September 26, 2024 and October 28, 2024, the Company entered into the first and second amendments, respectively, to the Peterson Note; each amendment extended the maturity dates to October 28, 2024 and November 30, 2024, respectively, and added a $5,000 extension fee (per amendment) to the principal of the note. On November 25, 2024, the Company paid off the Peterson Note in the amount of $143,516, with $135,000 in satisfaction of the principal amount owed and $8,516 towards accrued interest.

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

On December 2, 2024, December 20, 2024 and January 7, 2025, the Company made principal payments in the amounts of $88,888, $290,844 and $192,492, respectively, in full satisfaction of the principal balance of the notes; the first and third payments were made in cash, with losses resulting from make-whole payments per the terms of the agreement in the amounts of $2,668 and $69,310, respectively. The second payment was converted into shares at 103% for a conversion amount of $299,569, with shares issued numbering 340,419 at a fair value per share of $0.88, which resulted in a loss of $8,725. As of January 31, 2025, the balance of the June 2024 Notes was zero, with noncash interest expense related to discounts recognized in the amounts of $249,805 and zero for the three months ended January 31, 2025 and 2024, respectively, and $381,501 in noncash interest expense related to discounts recognized over the life of the notes.

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

On January 30, 2025, the Company made a principal payment of $85,120 in cash, and as of January 31, 2025, the balance of the note was $61,629, with noncash interest expense recognized in the amount of $18,161 and zero for the three months ended January 31, 2025 and 2024, respectively.

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

As of January 31, 2025, the balance of the August 6, 2024 Financing was $251,153, with noncash interest expense recognized for the amortization of debt discounts of $26,826 and zero for the three months ended January 31, 2025 and 2024, respectively. See Note 11 – Subsequent Events for additional information regarding this financing.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Shares

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

On December 5, 2024, the Company issued 21,046 common shares to allow for the round-up shares for beneficial owners as a result of the reverse stock split which occurred on November 14, 2024.

On December 20, 2024, the Company issued common shares in lieu of cash for principal payments towards the June 2024 Notes; such payments were converted into shares at 103% for a conversion amount of $299,569, with shares issued numbering 340,419 at a fair value per share of $0.88, which resulted in a loss of $8,725. See Note 9 – Notes Payable, June 2024 Convertible Debt Financings for additional information.

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

As of January 31, 2025, 210,000 common shares that the Company had previously awarded and begun to recognize stock-based compensation for but were not issued due to a lack of shares available for issuance under the Plan, were issued.

For the three months ended January 31, 2025, the Company issued 2,951,169 shares in connection with an At the Market (“ATM”) Agreement signed with Spartan Capital Securities, LLC. (“Spartan”) in which the Company issued and sold shares of its common stock for a total offering price of up to $4,800,000. The Company received total proceeds of $3,583,142 during the period ended January 31, 2025, with $107,494 recognized as equity issuance costs for commissions paid to Spartan, for net proceeds of $3,475,648.

Warrants

A summary of the warrant activity during the three months ended January 31, 2025 is presented below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Life
	Warrants	Price	in Years	Intrinsic Value

Outstanding November 1, 2024	191,994	$15.24	3.8	$47,160
Expired	(20,000)	30.00	-	-
Outstanding, January 31, 2025	171,994	$13.52	4.0	$31,200

Exercisable, January 31, 2025	171,994	$13.52	4.0	$31,200

A summary of the warrant activity during the three months ended January 31, 2024 is presented below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Life
	Warrants	Price	in Years	Intrinsic Value

Outstanding November 1, 2023	88,336	$22.35	7.3	$-
Issued	29,195	12.43	4.9	-
Outstanding, January 31, 2024	117,531	$19.89	4.0	$61,600

Exercisable, January 31, 2024	110,614	$19.87	3.9	$61,600

A summary of outstanding and exercisable warrants as of January 31, 2025 is presented below:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$0.20	20,000	3.2	20,000
$66.00	5,000	3.2	5,000
$24.00	43,336	3.7	43,336
$26.40	4,167	3.7	4,167
$10.00	22,279	3.9	22,279
$11.00	2,750	3.9	2,750
$7.91	74,462	4.4	74,462
	171,994	4.0	171,994

Stock Options

A summary of the option activity during the three months ended January 31, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2024	6,000	$10.46	3.8	$-
Issued	-	-	-	-
Outstanding, January 31, 2025	6,000	$10.46	3.5	$-

Exercisable, January 31, 2025	6,000	$10.46	3.5	$-

A summary of the option activity during the three months ended January 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2023	6,000	$10.46	4.8	$-
Issued	-	-	-	-
Outstanding, January 31, 2024	6,000	$10.46	4.5	$-

Exercisable, January 31, 2024	5,250	$10.46	4.5	$-

A summary of outstanding and exercisable options as of January 31, 2025 is presented below:

Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$10.46	6,000	3.5	6,000
	6,000		6,000

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after January 31, 2025, through the date the financial statements were issued. Except for the following, there are no subsequent events identified that would require disclosure in the financial statements.

On January 28, 2025, the Company entered into a Note Exchange Agreement, whereby it and the investor in the August 6th Financing agreed to exchange the outstanding balance of $285,852 for shares of the Company’s common stock. The exchange transaction was completed on February 10, 2025, pursuant to which the Company exchanged 230,992 shares of common stock, based on a price of $1.24 per share, which was the product of the lowest closing price of the Company’s stock during the ten trading days immediately prior to February 10, 2025, and 75%. The Company recorded the exchange as a debt extinguishment and recognized a loss on extinguishment of $141,802.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our Form 10-K/A for the year ended October 31, 2024 (“our Form 10-K/A”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those in this Quarterly Report on Form 10-Q, as well as the risk factors set forth in the section titled “Risk Factors” included in our Form 10-K/A, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Risks, risk factors and uncertainties involved in forward-looking statements contained in this Form 10-Q include, but are not limited to, the following:

●	our ability to find, acquire or gain access to other properties, discoveries and prospects and to successfully develop our current properties, discoveries and prospects;
●	uncertainties inherent in making estimates of our oil and natural gas resources;
●	the successful implementation of our prospective discovery, development and drilling plans with the South Salinas Project;
●	projected and targeted capital expenditures and other costs, commitments and revenues;
●	our dependence on our key management personnel and our ability to attract and retain qualified technical personnel;
●	the ability to obtain financing and the terms under which such financing may be available;
●	the volatility of oil and natural gas prices;
●	the availability and cost of developing appropriate infrastructure around and transportation to our discoveries and prospects;
●	the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;
●	other competitive pressures;

●	potential liabilities inherent in oil and natural gas operations, including drilling risks and other operational and environmental hazards;
●	current and future government regulation of the oil and gas industry;
●	cost of compliance with laws and regulations;
●	changes in environmental, health and safety or climate change laws, greenhouse gas regulation or the implementation of those laws and regulations;
●	environmental liabilities;
●	geological, technical, drilling and processing problems;
●	military operations, terrorist acts, wars or embargoes;
●	the cost and availability of adequate insurance coverage;
●	our vulnerability to severe weather events; and
●	other risk factors discussed in the “Risk Factors” section of this Quarterly Report and in our Form 10-K/A.

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

South Salinas Project

Efforts to obtain from Monterey County conditional use permits and a full field development permit for the South Salinas Project are progressing. Efforts to obtain from the California Geologic Energy Management Division (“CalGEM”) and from the California Water Boards a permit for a water disposal project at the South Salinas Project are also progressing. In the meantime, the Company recently determined that existing permits allow production testing to continue at the HV-3A discovery well at Presidents Field and, consequently, testing operations were restarted at this well on March 22, 2024. Oil production from this well has occurred with a generally favorable oil-water ratio and the Company is assessing steps to attempt to increase the well’s gross production rate, for example by adding up to 650 feet of additional perforations in the oil zone and/or acidizing the well for borehole cleanup. First oil sales from the HV-3A well occurred in the third calendar quarter of 2024 but is currently idled.

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

McCool Ranch operations have been successfully restarted, including the restarting of oil production at the HH-1, 35X and 58X wells. The HH-1 well has a short horizontal completion in the Lombardi Oil Sand, whereas the 35X and 58X wells are both vertical wells with similar oil columns in the Lombardi Oil Sand and with similar subsurface borehole completions. The HH-1 well at McCool Ranch upon restart was initially producing cold (ie., without steam) about 47 barrels of oil per day before settling down to 10 to 15 bopd combined with the 35X well. Both the HH-1 and 35X wells are currently idled along with the 58X well. The Company is assessing whether to restart cyclic steam operations.

The aforementioned initial three wells at McCool Ranch were each restarted and produced “cold” (i.e. without steam injection), which allows for lower operating costs, with expectation that each would be produced cold as long as profitable. The Company is assessing whether to transition each well from cold to cyclic-steam production, also known as “huff and puff,” which is expected to significantly increase production. The wells at McCool Ranch historically have responded favorably when cyclic-steam operations have been applied.

The Company is assessing the viability of restarting the last two wells in the restart program, the HH-3 and HH-4 wells. The HH-3 and HH-4 wells will have horizontal completions similar to but longer than that of the HH-1 well. All water produced from these wells will be disposed in the on-site water disposal well.

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

Asphalt Ridge is a prominent, northwest-southeast trending topographic feature (i.e., a dipping slope called a hog’s back or cuesta) that crops-out along the northeast flank of the Uintah Basin. The outcrop is comprised largely of Tertiary and Cretaceous age sandstones that are locally highly saturated with heavy oil and/or tar. Deposits and reserves located in the Uintah Basin are described in a report published in October 1985 by the United States Department of Energy’s Laramie Energy Technology Center (the “LETC”) titled In Situ Recovery of Oil from Utah Tar Sand: A Summary of Tar Sand Research at the Laramie Energy Technology Center, by L.C. Marchant and J.D. Westhoff (the “LETC Report”), covering work done by the LETC from 1971 to 1982, which was concentrated on major U.S. tar and sand deposits found in Utah. In the LETC Report, it provides that the location of individual deposits and extent of reserves have been identified by H.R. Ritzma, who was formerly with the Utah Geological and Mineralogical Survey, to contain an estimated 20 billion barrels of bitumen (oil) in the Utah tar sands, an estimated 10.8 billion barrels of which are contained in the Uintah Basin deposits, principally Asphalt Ridge (the site of the Asphalt Ridge Development Project), Hill Creek, Sunnyside and P.R. Spring. The project leasehold comprises over 30,000 acres and trends northwest-southeast, along the trend of Asphalt Ridge, over a distance of about 20 miles.

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

Going Concern Considerations

We have only begun to generate revenues in the current fiscal year and have incurred significant losses since inception. As of January 31, 2025, we have an accumulated deficit of $21,689,204 and working capital of $547,056, and for the year ended January 31, 2025, a net loss of $1,615,525 and cash used in operating activities of $920,485. To date, we have been funding operations through proceeds from the issuance of common stock, financing through certain investors, the consummation of our IPO in April 2023, and convertible note financing under two tranches in October 2023 and December 2023, pursuant to which we raised total gross proceeds of $2,371,500. Additionally, we received funds in the amount of $125,000 from an unsecured promissory note from our CEO, gross proceeds of $184,500 from a promissory note with an investor in March 2024, gross proceeds of $720,000 from convertible debt financing with two investors in April 2024, gross proceeds of $720,000 from convertible debt financing with two investors in June 2024, as well as additional financing secured after the end of the period in August 2024 for gross proceeds in the aggregate amount of $359,000 from two unsecured promissory notes, as well as proceeds of approximately $4,650,000 in connection with an “at-the-market” agreement entered into in September 2024.

There is substantial doubt regarding our ability to continue as a going concern as a result of our accumulated deficit and no source of revenue sufficient to cover our costs of operations as well as our dependence on private equity and financing.

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern. As we have only begun to generate revenues, we need to raise a significant amount of capital to pay for our development, exploration, drilling and operating costs. While we raised capital in April 2023 with our IPO, in October 2023, December 2023, April 2024 and June 2024 with convertible debt financing, in March 2024 and August 2024 with promissory notes and in September 2024 with an ATM agreement, we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms or at all. We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. We may never achieve profitable operations or generate significant revenues.

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

Optioned Assets - McCool Ranch Oil Field

In October 2023, we entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for the purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near our flagship South Salinas Project; we initially recorded a payment of $100,000 upon the execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it was capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, we will pay an additional $400,000 per the McCool Ranch Purchase Agreement; to date, operations have been successfully restarted at three wells, and we expect to restart the last two wells in the restart program during the calendar quarter ending September 30, 2024. As of January 31, 2025, we have paid approximately $344,000 during the year for restarting production operations on the assets and have a liability recorded of approximately $56,000 to Trio LLC as of January 31, 2025.

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

On December 29, 2023, we entered into an amendment to the ARLO Agreement, whereby we funded $200,000 of the $500,000 payable by us to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. During the quarterly period ended April 30, 2024, we announced the commencement of drilling activities at Asphalt Ridge and two wells (the HSO 8-4 and the HSO 2-4) were spud during May 2024.

We have until April 10, 2025 to pay HSO an additional $1,775,000 to exercise an option for the remaining 17.75% working interest in the initial 960 acres of the Asphalt Ridge Leases; if this option is not exercised on or before such date, we will forfeit any further right to acquire this additional 17.75% working interest in the initial 960 acres. As of January 31, 2025, we have paid a total of $225,000 to HSO in costs related to infrastructure and have a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of January 31, 2025.

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

Results of Operations

Three Months Ended January 31, 2025 compared to the Three Months Ended January 31, 2024 (unaudited)

Our financial results for the three months ended January 31, 2025 and 2024 are summarized as follows:

	For the Three Months Ended January 31,
	2025	2024	Change	% Change
Revenues, net	$10,819	$-	$10,819	NM
Operating expenses:
Exploration expenses	$24,721	$84,954	$(59,873)	(70.8)%
General and administrative expenses	711,546	957,690	(246,144)	(25.7)%
Stock-based compensation expense	490,314	407,618	82,696	20.3%
Accretion expenses	695	695	-	0.0%
Total operating expenses	1,227,276	1,450,597	(223,321)	(15.4)%
Loss from Operations	(1,216,457)	(1,450,597)	234,140	(16.1)%

Other expenses:
Interest expenses	318,366	159,298	159,068	99.9%
Loss on note conversion	80,702	92,153	(11,451)	(12.4)%
Total other expenses	399,068	251,451	147,617	58.7%
Loss before income taxes	(1,615,525)	(1,702,048)	86,523	(5.1)%
Income tax benefit	-	-	-	-
Net loss	$(1,615,525)	$(1,702,048)	$86,523	(5.1)%

Revenues, net

Revenues, net increased for the three months ended January 31, 2025 by approximately $0.1 million as compared to the prior period, which had no revenue; we sold and shipped approximately 180 barrels of oil produced from the HH-1 and the 35X wells.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory, geological and geophysical costs, delay rentals and exploratory overhead, and are expensed as incurred. Exploration expenses decreased by approximately $0.1 million as compared to the prior year period due to a decrease in exploratory, geological, and geophysical costs incurred during the period.

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

General and administrative expenses decreased for the three months ended January 31, 2025 by approximately $0.3 million as compared to the prior period due to decreases in salary expenses and legal fees of approximately $175,000 and $80,000, respectively.

Stock-based compensation expense

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense increased by approximately $0.1 million for the year ended January 31, 2025 due to the amortization of 260,000 options issued in the current twelve month period; such had not yet been granted during the same period in the prior year.

Accretion expenses

We have an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the three months ended January 31, 2025, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the three months ended January 31, 2025, other expenses, net increased by approximately $0.2 million when compared to the prior year period. The increase is attributable to an increase in non-cash interest expense of $0.2 million, which is recognized as debt discounts on financings are amortized; there were less financings in the prior period.

Liquidity and Capital Resources

Working Capital/(Deficiency)

Our working capital as of January 31, 2025, in comparison to our working capital deficiency as of October 31, 2024, can be summarized as follows:

	January 31, 2025	October 31, 2024
Current assets	$2,015,019	$565,219
Current liabilities	1,467,963	2,590,699
Working capital (deficiency)	$547,056	$(2,025,480)

Current assets increased because of i) an increase to the cash account of approximately $1.7 million due to cash proceeds from the sale of shares related to the ATM agreement. Current liabilities decreased because of i) a decrease in promissory notes of approximately $0.4 million, ii) a decrease in notes payable-related parties of $0.1 million and iii) a decrease in other current liabilities of approximately $0.4 million.

Cash Flows

Our cash flows for the three months ended January 31, 2025, in comparison to our cash flows for the three months ended January 31, 2024, can be summarized as follows:

	Three months ended January 31,
	2025	2024
Net cash used in operating activities	$(920,485)	$(774,431)
Net cash used in investing activities	(160,779)	(522,767)
Net cash provided by financing activities	2,756,520	84,022
Net change in cash	$1,675,256	$(1,213,176)

Cash Flows from Operating Activities

For the three months ended January 31, 2025 and 2024, cash used in operating activities was $920,485 and $774,431, respectively. The cash used in operations for the three months ended January 31, 2025 was primarily attributable to our net loss of $1,615,525, adjusted for non-cash expenses in the aggregate amount of $887,818, as well as $192,778 of net cash used to fund changes in the levels of operating assets and liabilities. The cash used in operations for the three months ended January 31, 2024 was primarily attributable to our net loss of $1,702,048, adjusted for non-cash expenses in the aggregate amount of $968,993, as well as $41,376 of net cash used to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

For the three months ended January 31, 2025 and 2024, cash used in investing activities was $160,779 and $522,767, respectively. The cash used during the three months ended January 31, 2025 is attributable to approximately $0.1 million related to costs for capital expenditures, which were capitalized and reflected in the balance of the oil and gas property as of January 31, 2025, and $0.1 million in amounts due to operators. The cash used during the three months ended January 31, 2024 was attributable to approximately $0.3 million related to drilling exploratory wells and approximately $0.6 million related to acquisition costs, both of which were capitalized and reflected in the balance of the oil and gas property as of January 31, 2024. These amounts were offset by approximately $400,000 in amounts due to operators and related parties for costs for the South Salinas Project and the McCool Ranch Option.

Cash Flows from Financing Activities

For the three months ended January 31, 2025 and 2024, cash provided by financing activities was $2,756,520 and $84,022, respectively. Cash provided by financing activities during the three months ended January 31, 2025 was primarily attributable to approximately $3.5 million in net proceeds from the issuance of common shares in connection with an ATM agreement, offset by payments for related party debt and promissory notes of approximately $0.2 million and $0.5 million, respectively. Cash provided by financing activities during the three months ended January 31, 2024 was primarily attributable to approximately $0.5 million in net proceeds from the issuance of convertible debt, offset by payments for the convertible debt in the amount of approximately $0.4 million.

The Company’s cash change was an increase of approximately $1.6 million as of January 31, 2025. Management believes that the cash on hand and working capital are sufficient to meet its current anticipated cash requirements for anticipated capital expenditures and operating expenses for the next twelve months.

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

The second lease covers 160 acres of the South Salinas Project; it is currently held by delay rental and is renewed every three years. Until drilling commences, we are required to make delay rental payments of $30/acre per year. We are currently in compliance with this requirement and have paid in advance the delay rental payment for the period from October 2024 through October 2025.

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

During February and March of 2023, we entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; we are required to make rental payments of $25/acre per year. We are currently in compliance with this requirement and have paid in advance the rental payment for the period February 2025 through February 2026. The second group of leases covers 307.75 acres and has a term of 20 years; we are required to make rental payments of $30/acre per year. We are currently in compliance with this requirement and have paid in advance the rental payment for the period from March 2025 through March 2026.

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

On December 29, 2023, we entered into an amendment to the ARLO Agreement, whereby we funded $200,000 of the $500,000 payable by us to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of January 31, 2025, we have paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of January 31, 2025.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO in April 2023; for the three months ended January 31, 2025 and 2024, the Company has recognized $59,167 and $56,685, respectively, in directors’ fees.

Agreements with Advisors

On October 4, 2023 and December 29, 2023, the Company entered into placement agent agreements with Spartan Capital Securities, LLC (“Spartan”), whereby Spartan has served as the exclusive placement agent in connection with the closing of private placements. The agreements provide the agent with i) a cash fee 7.5% of the aggregate proceeds raised in the sale and ii) warrants to purchase a number of common shares equal to 5% of the number of common shares initially issuable upon conversion of each note tranche; warrants to purchase 4,167 and 2,750 common shares with exercise prices of $26.40 and $11.00 for the first and second tranches, respectively, were issued to Spartan as of January 31, 2024. Such warrants may be exercised beginning 6 months after issuance until four and one-half years thereafter.

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

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. We currently have four wells that are producing (one well in President’s Field in the South Salinas Project and three wells at the McCool Ranch Oil Field) and are evaluating the impact of production on the reserve determination for those wells and fields. We expect to add the reserve value of such fields to our reserve report after a further period of observation and review of the oil production. As of January 31, 2025 and October 31, 2024, all of our oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended January 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings.

Item 1A. Risk Factors

There have been no other material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended October 31, 2024, which was filed with the SEC on January 17, 2025 (“2024 Annual Report”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our 2024 Annual Report, together with all of the other information in our 2024 Annual Report and in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on February 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as reported on Current Reports on Form 8-K filed by the Company during the quarterly period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements

Trading Plans

On January 22, 2025, Robin Ross, the Chief Executive Officer and Director of the Company, entered into a 10b5-1 sales plan (the “Ross 10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ross 10b-5 Sales Plan provides for the sale of up to 150,000 shares of common stock and will remain in effect until the earlier of (1) July 22, 2026; or (2) the date on which an aggregate of 150,000 shares of common stock have been sold under the Ross 10b5 Sales Plan. As of the date of this Report, none of the shares were sold and no other adjustments were made to the plan during the quarterly period covered by this report.

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

Date: March 14, 2025

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2025

