Form 10-K/A
period 2024-10-31
Trio Petroleum Corp.
filed 2025-04-15
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

As of April 14, 2025, there were 7,503,230 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE.

This amendment (“Amendment”) is being filed to address comments to our Annual Report on Form 10-K for the year ended October 31, 2024, which was initially filed with the Securities and Exchange Commission (the “Commission”) on January 17, 2025, and updated by amendments filed on January 30, 2025 (“Amendment No. 1”) and on February 27, 2025 (“Amendment No. 2”) and collectively with the initial filing and Amendment No. 1, the “2024 Annual Report”) provided to us by the Staff of the Commission in a letter dated March 12, 2025. None of the changes in this Amendment impact any of the figures in the financial statements filed in Amendment No. 2.

Additionally, the Auditor’s Consent provided by the Company’s independent registered public accountants, Bush & Associates CPA LLC (“Bush”) as Exhibit 23.1 to the 2024 Form 10-K is updated in this Amendment through the filing date of this Amendment. Further, the Company’s Principal Executive Officer and Principal Financial Officer have each provided new certifications, dated as of the date of this filing, in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other disclosure in the 2024 Form 10-K is being amended and this Amendment does not reflect any events occurring after the initial filing of the 2024 Form 10-K on January 17, 2025.

SPECIAL NOTE

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

All of the Company’s acreage and reserves in the South Salinas Project are considered undeveloped. The HV-3A and BM 2-2 wells, and possibly other project wells, are and/or may possibly be capable of oil and/or gas production but additional investments at these wells are necessary prior to establishing commercial oil/gas production and, therefore, reserves and acreage are considered undeveloped. Thus, the total gross undeveloped acreage is approximately 9,300 acres and the total net undeveloped acreage (i.e., net to the Company) is approximately 7,927 acres (i.e., 9,300 acres x 0.8575 = 7,927 acres). The total gross developed acreage is zero acres and the total net developed acreage (i.e., net to the Company) is also zero acres; see the following table below.

Region	Developed acres		Undeveloped acres		Term (in years)
	Gross	Net	Gross	Net
California	-	-	9,245	7,927	1-3

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

The technologies utilized by KLSP in their reserve estimation efforts are discussed in detail in the Reserve Report. These technologies included the evaluation and incorporation of data from analog oilfields. Analogs are widely used in reserves estimating, particularly in the early development stages when direct measurement information (production history) is limited. On page 25 of the Reserve Report in the Society of Petroleum Engineers’ Petroleum Resource Management System (PRMS Section 4.1.1), use of analogs is described as “The methodology is based on the assumption that the analogous reservoir is comparable to the subject reservoir in regard to reservoir description, fluid properties, and most likely recovery mechanism(s) applied to the project that control the ultimate recovery of petroleum. By selecting appropriate analogs, where performance data of comparable development plans are available, a similar production profile may be forecast. Analogs are frequently applied in aiding in the assessment of economic producibility, production decline characteristics, drainage area, and recovery factor.” While the use of analogs for the South Salinas Project were consistent with the PRMS guidelines, the Reserve Report cover letter emphasized “The reserves and their determination are consistent with definitions found in Rule 4-10 of SEC Regulation S-X (17CFR part 210), and Subpart 1200 of Regulation S-K.” And, specifically, in 210.4-10(a)(2) “Analogous reservoirs have similar rock and fluid properties, reservoir conditions (depth, temperature, and pressure) and drive mechanisms, but are typically at a more advanced stage of development than the reservoir of interest and thus may provide concepts to assist in the interpretation of more limited data and estimation of recovery. When used to support proved reserves, an “analogous reservoir” refers to a reservoir that shares the following characteristics with the reservoir of interest: (i) same geological formation (but not necessarily in pressure communication with the reservoir of interest); (ii) same environment of deposition; (iii) similar geological structure; and (iv) same drive mechanism.”

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description of Exhibit
3.1	Amended & Restated Certificate of Incorporation of Trio Petroleum Corp (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 4 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Trio Petroleum Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed with the Commission on November 4, 2024)
3.3	Amended and Restated Bylaws of Trio Petroleum Corp. (incorporated by reference to Exhibit 3.4 of the Company’s Amendment No. 4 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023).
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
4.2	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
4.3	Trio Petroleum Corp. Common Stock Purchase Warrant dated January 2, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.4	Trio Petroleum Corp. Placement Agent Warrant Agreement - Common Stock Purchase Warrant dated January 2, 2024. (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.5	Trio Petroleum Corp. Unsecured Subordinated Promissory Note in the principal amount of $125,000, with an issuance date of March 26, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on April 1, 2024).
4.6	Promissory Note in the principal amount of $211,500, with an issue date of March 27, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on April 8, 2024).
4.7	Senior Secured Convertible Promissory Note with an original issuance date of April 24, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on April 25, 2024).
4.8	Amended and Restated Senior Secured Convertible Promissory Note with an original issuance date of April 16, 2024 and an amended and restated note issuance date of April 24, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on April 25, 2024).
4.9	Promissory Note in the principal amount of $152,000, with an issue date of August 1, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on August 5, 2024).
4.10	Promissory Note in the principal amount of $255,225, with an issue date of August 6, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on August 8, 2024).
4.11	Senior Secured 10% Original Issue Discount Convertible Promissory Note (Aggregate Principal Amount of $800,000, dated June 27, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on June 28, 2024).
4.12	Common Stock Purchase Warrant, dated June 27, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on June 28, 2024).
4.13	Amendment No. 1 to Amended and Restated Senior Secured Convertible Promissory Note, dated August 14, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on August 16, 2024).
4.14	Amendment No. 2 to Amended and Restated Senior Secured Convertible Promissory Note, dated September 16, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on September 19, 2024).
4.15	Amendment No. 2 to Secured Convertible Promissory Note, dated September 16, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on September 19, 2024).
4.16	Amendment No. 1 to Unsecured Subordinated Promissory Note, dated September 26, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on September 27, 2024).
4.17	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-K, filed with the Commission on January 29, 2024).
10.1	Bid Proposal and Daywork Drilling Contract – U.S., by and Between Trio Petroleum LLC and Ensign United States Drilling (California) Inc., dated April 19, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on April 25. 2023),
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.3†	2022 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.4†	Employment Agreement with Gregory L. Overholtzer (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022.
10.5	Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.6	First Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.7	Second Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).

10.8	Third Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.9	Fourth Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023).
10.10	Blue Lease with Bradley Minerals (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.11	First Amendment to Blue Lease with Bradley Minerals (incorporated by reference to Exhibit 10.10 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).

10.12	Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.13	First Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.12 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.14	Second Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.13 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.15	Third Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.16	Fourth Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022.
10.17	Fifth Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022.
10.18	Joint Operating Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
10.19	December 2022 Subscription Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 5 to Form S-1 (File No. 333-267380), filed with the Commission on January 20, 2023, as amended).
10.20	December 2022 Warrant (incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 5 to Form S-1 (File No. 333-267380), filed with the Commission on January 20, 2023, as amended).
10.21	Second Extension Letter for Note Payable with Trio Petroleum LLC (incorporated by reference to Exhibit 10.34 of the Company’s Amendment No. 8 to Form S-1 (File No. 333-267380), filed with the Commission on March 17, 2023, as amended).
10.22	Extension Letter for Original Issue Discount Note (incorporated by reference to Exhibit 10.35 of the Company’s Amendment No. 8 to Form S-1 (File No. 333-267380), filed with the Commission on March 17, 2023, as amended).
10.23†	Form of Employment Agreement with Stanford Eschner (incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).

10.24	Securities Purchase Agreement, dated as of October 4, 2023, by and between the Investor and Trio Petroleum Corp (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.25	Registration Rights Agreement, dated October 4, 2023, by and between the Investor and Trio Petroleum Corp. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.26	Amendment to Transaction Documents between the Investor and Trio Petroleum Corp., dated December 29, 2023. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
10.27	Leasehold Acquisition and Development Agreement, dated November 10, 2023, entered into by and between Trio Petroleum Corp and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 5, 2024).
10.28	Amendment to Leasehold Acquisition and Development Agreement, dated December 29, 2023, entered into by and between Trio Petroleum Corp and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on January 5, 2024)
10.29	Amended and Restated Securities Purchase Agreement between the Company and the Investors signatory thereto, dated as of April 24, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on April 25, 2024).
10.30	Amended and Restated Security Agreement between the Company and the Secured Parties signatory thereto, dated as of April 24, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on April 25, 2024).
10.31†	Form of Employment Agreement between the Company and Robin Ross, dated as of July 11, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on July 15, 2024).
10.32	Form of Consulting Agreement between the Company and Michael L. Peterson, dated as of July 21, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on July 15, 2024).
10.33	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of March 27, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on April 8, 2024).
10.34	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of August 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on August 5, 2024).
10.35	Securities Purchase Agreement between the Company and the Investor signatory thereto, dated as of August 6, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on August 8, 2024).

10.36	Second Amendment to Leasehold Acquisition and Development Agreement, dated August 5, 2024, entered into by and between Trio Petroleum Corp and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on August 8, 2024).
10.37	Media Advertising Agreement, dated September 9, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on September 12, 2024).
10.38	Amendment No. 3 to Leasehold Acquisition and Development Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the Commission on September 27, 2024).
10.39†	Independent Contractor Agreement between the Company and Greg Overholtzer, dated as of January 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 8, 2025).
14.1	Code of Ethics (filed with 2024 Annual Report on Form 10-K filed with the Commission on January 17, 2025)
16.1	Letter from Marcum LLP to the Securities Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the Commission on January 29, 2024).
23.1*	Consent of Independent Registered Public Accounting Firm
23.2	Consent of KLS Petroleum Consulting LLC (filed with 2024 Annual Report on Form 10-K filed with the Commission on January 17, 2025)
24.1*	Power of Attorney (included on signature page of 2024 Annual Report on Form 10-K filed with the Commission on January 17, 2025)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed with the Commission on January 29, 2024).
99.1	Reserves Attributable to Trio Petroleum Corp South Salinas Area for Development Plan Phases 1 and 2 (incorporated by reference to Exhibit 99.1 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
99.2	S. Salinas Area, Full Development Reserves Supplement to SEC Report Dated 1-28-2022 (incorporated by reference to Exhibit 99.2 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
99.3	Reserve Attributable to Trio Petroleum Corp. South Salinas Area for Phased and Full Development (incorporated by reference to Exhibit 99.3 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-280816), filed with the Commission on November 29, 2024, as amended).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

* Filed herewith.

** Furnished, not filed

† Includes management contracts and compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO PETROLEUM CORP.

By:	/s/ Robin Ross
Robin Ross
Chief Executive Officer
(Principal Executive Officer)

Date:	April 15, 2025

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	April 15, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Robin Ross	Chairman and Chief Executive Officer
Robin Ross	(principal executive officer)	April 15, 2025

/s/ Gregory L. Overholtzer	Chief Financial Officer
Gregory L. Overholtzer	(principal financial officer and principal accounting officer)	April 15, 2025

*	Vice Chairman and Director	April 15, 2025
Stanford Eschner

*	Director	April 15, 2025
William J. Hunter

*	Director	April 15, 2025
John Randall

*	Director	April 15, 2025
Thomas J. Pernice

*	Director	April 15, 2025
James Blake

*By:	/s/ Robin Ross
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

