Form 10-Q
period 2025-04-30
Trio Petroleum Corp.
filed 2025-06-10
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-41643

TRIO PETROLEUM CORP.

(Exact name of Registrant as specified in its charter)

Delaware	87-1968201
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23823 Malibu Road, Suite 304
Malibu, CA	90265
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (661) 324-3911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TPET	NYSE American LLC

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

As of June 9, 2025, there were 7,522,499 shares of the registrant’s common stock outstanding.

TRIO PETROLEUM CORP.

FORM 10-Q

For the Three and Six Months Ended April 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIO PETROLEUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$1,457,056	$285,945
Prepaid expenses	250,051	279,274
Accounts receivable	31,571	-
Total current assets	1,738,678	565,219

Oil and gas properties - not subject to amortization	12,032,132	11,119,119
Total assets	$13,770,810	$11,684,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,137,168	1,036,291
Asset retirement obligations - current	2,778	2,778
Convertible note, net of discounts	573,770	-
Due to operators	46,967	103,146
Promissory notes, net of discounts	15,361	742,852
Payable - related party	-	115,666
Note payable - related party	-	135,000
Deferred consideration payable	335,314	-
Other current liabilities	159,303	454,966
Total current liabilities	2,270,661	2,590,699

Long-term liabilities:
Asset retirement obligations, net of current portion	52,480	51,091
	52,480	51,091
Total liabilities	2,323,141	2,641,790

Commitments and Contingencies(Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at April 30, 2025 and October 31, 2024, respectively	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 7,498,855 and 3,203,068 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	750	320
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	34,675,039	29,125,917
Accumulated other comprehensive income	34,846	-
Accumulated deficit	(23,252,956)	(20,073,679)
Total stockholders’ equity	11,447,669	9,042,548

Total liabilities and stockholders’ equity	$13,770,810	$11,684,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIO PETROLEUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2025	2024	2025	2024

Revenues, net	$23,271	$72,923	$34,090	$72,923
Cost of goods sold	9,262	-	9,262	-
Gross profit	14,009	72,923	24,828	72,923

Operating expenses:
Exploration expense	11,161	40,223	35,882	124,817
General and administrative expense	755,481	1,475,685	1,467,027	2,433,375
Stock-based compensation expense	115,652	504,912	605,966	912,530
Accretion expense	694	694	1,389	1,389
Total operating expenses	882,988	2,021,514	2,110,264	3,472,111

Loss from operations	(868,979)	(1,948,591)	(2,085,436)	(3,399,188)

Other expenses:
Interest expense	30,154	982,691	348,520	1,141,989
Settlement fees	-	10,500	-	10,500
Loss on abandonment of oil and gas properties	574,419	-	574,419	-
Loss on extinguishment	90,200	-	90,200	-
Loss on conversion	-	1,104,153	80,702	1,196,306
Total other expenses	694,773	2,097,344	1,093,841	2,348,795

Loss before income taxes	(1,563,752)	(4,045,935)	(3,179,277)	(5,747,983)
Provision for income taxes	-	-	-	-

Net loss	$(1,563,752)	$(4,045,935)	$(3,179,277)	$(5,747,983)

Basic and Diluted Net Loss per Common Share
Basic	$(0.22)	$(1.98)	$(0.53)	$(3.18)
Diluted	$(0.22)	$(1.98)	$(0.53)	$(3.18)

Weighted Average Number of Common Shares Outstanding
Basic	7,069,202	2,043,843	6,000,152	1,808,201
Diluted	7,069,202	2,043,843	6,000,152	1,808,201

Comprehensive loss:
Net loss	(1,563,752)	(4,045,935)	(3,179,277)	(5,747,983)
Foreign currency translation adjustment	34,846	-	34,846	-
Comprehensive loss	$(1,528,906)	$(4,045,935)	$(3,144,431)	$(5,747,983)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIO PETROLEUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2025 AND 2024

(Unaudited)

					Accumulated
			Stock	Additional	Other		Total
	Common Stock		Subscription	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Income	Deficit	Equity

Balance at October 31, 2023	1,552,328	$155	$(10,010)	$20,200,121	$-	$(10,446,882)	$9,743,384
Issuance of common shares in lieu of cash payments on convertible note	55,179	6	-	344,676	-	-	344,682
Issuance of common shares to consultants	10,000	1	-	95,199	-	-	95,200
Issuance of equity warrants in connection with convertible note	-	-	-	151,490	-	-	151,490
Stock-based compensation	-	-	-	407,618	-	-	407,618
Net loss	-	-	-	-	-	(1,702,048)	(1,702,048)
Balance at January 31, 2024	1,617,507	$162	$(10,010)	$21,199,104	$-	$(12,148,930)	$9,040,326
Issuance of common shares in lieu of cash payments on convertible note	761,502	76	-	2,978,829	-	-	2,978,905
Issuance of commitment shares in connection with the April 2024 Financings	75,000	8	-	667,492	-	-	667,500
Issuance of common shares to consultants	85,000	9	-	599,291	-	-	599,300
Adjustment to common stock for warrants related to the Resale S-1/A	(22,590)	(3)	-	3	-	-	-
Stock-based compensation	-	-	-	504,912	-	-	504,912
Net loss	-	-	-	-	-	(4,045,935)	(4,045,935)
Balance at April 30, 2024	2,516,419	$252	$(10,010)	$25,949,631	$-	$(16,194,865)	$9,745,008

Balance at October 31, 2024	3,203,068	$320	$(10,010)	$29,125,917	$-	$(20,073,679)	$9,042,548
Issuance of common shares to executives and board members	210,000	21	-	(21)	-	-	-
Issuance of common shares in connection with ATM agreement, net	2,951,169	295	-	3,475,353	-	-	3,475,648
Issuance of common shares in lieu of cash payments on promissory notes	340,419	34	-	299,535	-	-	299,569
Issuance of beneficial ownership round-up shares for participants	21,046	2	-	(2)	-	-	-
Stock-based compensation	-	-	-	490,314	-	-	490,314
Net loss	-	-	-	-	-	(1,615,525)	(1,615,525)
Balance at January 31, 2025	6,725,702	$672	$(10,010)	$33,391,096	$-	$(21,689,204)	$11,692,554
Issuance of common shares in connection with asset acquisition	526,536	53	-	747,628	-	-	747,681
Issuance of common shares in connection with Note Exchange Agreement	230,992	23	-	392,665	-	-	392,688
Issuance of common shares to a consultant	20,000	2	-	27,998	-	-	28,000
Reduction in shares due to option forfeitures	(4,375)	-	-	-	-	-	-
Stock-based compensation	-	-	-	115,652	-	-	115,652
Net loss	-	-	-	-	-	(1,563,752)	(1,563,752)
Other comprehensive income	-	-	-	-	34,846	-	34,846
Balance at April 30, 2025	7,498,855	$750	$(10,010)	$34,675,039	$34,846	$(23,252,956)	$11,447,669

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended April 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,179,277)	$(5,747,983)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Issuance of common shares for services	28,000	694,500
Issuance of equity warrants in connection with convertible note	-	151,490
Conversion of convertible note payments into common shares	-	3,323,587
Accretion expense	1,389	1,389
Amortization of debt discounts	344,775	1,140,753
Payable to related party	-	185,066
Bad debt expense	-	-
Stock-based compensation	605,966	912,530
Debt discounts - convertible note	-	(322,366)
Loss on issuance of common shares in lieu of cash principal payments on debt	80,702	-
Loss on abandonment of oil and gas properties	574,419
Loss on debt extinguishment	90,200	-
Changes in operating assets and liabilities:
Accounts receivable	(31,571)	-
Prepaid expenses and other receivables	22,223	(450,812)
Accounts payable and accrued liabilities	98,368	392,714
Other liabilities	(295,663)	401,657
Net cash (used in)/provided by operating activities	(1,660,469)	682,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for unproved oil and gas properties	(397,437)	(1,060,931)
Due to operators	(56,179)	42,227
Advances to operators	-	-
Net cash used in investing activities	(453,616)	(1,018,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares in connection with ATM agreement	3,475,648	-
Payment of convertible note payable	-	(2,550,000)
Proceeds from promissory notes	-	1,036,880
Proceeds from note payable - related party	-	125,000
Payment for debt issuance costs	(43,330)	(166,978)
Payment of related party debt	(199,332)	-
Proceeds from issuance of convertible debt	606,000	550,000
Payment of promissory notes	(588,636)	-
Net cash provided by/(used in) financing activities	3,250,350	(1,005,098)

Effect of foreign currency exchange	34,846	-

NET CHANGE IN CASH	1,171,111	(1,341,277)
Cash - Beginning of period	285,945	1,561,924
Cash - End of period	$1,457,056	$220,647

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of shares to executives and directors	$21	$-
Issuance of warrants	$-	$151,490
Issuance of commitment shares	$-	$667,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIO PETROLEUM CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2025

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Company Organization

Trio Petroleum Corp. (“Trio Petroleum”, the “Company” or “TPET”) is a California-based oil and gas exploration and development company headquartered in Malibu, California, with its principal executive offices located at 23823 Malibu Road, Suite 304, Malibu, California 90265, and with operations in Monterey County, California, Uintah County, Utah and Lloydminster, Saskatchewan. The Company was incorporated on July 19, 2021, under the laws of Delaware to acquire, fund, and operate oil and gas exploration, development and production projects, initially focusing on one major asset in California, the South Salinas Project (“South Salinas Project”). The Company has since acquired interests in the McCool Ranch Oil Field in Monterey County, California, in the Asphalt Ridge Project in Uintah County, Utah and in the heavy oil region of Saskatchewan, Canada. The Company has had revenue-generating operations since the McCool Ranch Oil Field was restarted on February 22, 2024, and recognized its first revenues in the fiscal quarter ended April 30, 2024, and received the proceeds from these operations in June 2024. Most recently, it has recognized initial revenues from its Saskatchewan assets during the quarter ended April 30, 2025.

Formation of a Canadian Wholly-Owned Subsidiary

On March 28, 2025, the Company formed Trio Petroleum Canada, Corp., an Alberta, Canada corporation and its wholly owned subsidiary (“Trio Canada”). The Company’s Chief Executive Officer, Robin Ross, is also the Chief Executive Officer of Trio Canada and also serves as Secretary/Treasurer. The Company’s Chief Financial Officer, Greg Overholtzer, is also the Chief Financial Officer of Trio Canada. Robin Ross also serves as the sole director of Trio Canada.

Acquisition of South Salinas Project

The Company was initially formed to acquire from Trio LLC (“Trio LLC”) an approximate 82.75% working interest (which was subsequently increased to an approximate 85.775% working interest in April 2023), in the large, approximately 9,300-acre South Salinas Project that is located in Monterey County, California, and subsequently partner with certain members of Trio LLC’s management team to develop and operate those assets. In September 2021, the Company entered into a Purchase and Sale Agreement (“Trio LLC PSA”) with Trio LLC to acquire the purchased percentage of the South Salinas Project’s leases, wells and inventory in exchange for $300,000 cash, a non-interest-bearing note payable of $3,700,000 and 245,000 shares of the Company’s $0.0001 par value common stock (which constituted 45% of the total number of issued shares of the Company at that time). The Company accounted for the purchase as an asset acquisition, as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 – Business Combinations. The assets and associated asset retirement obligations (“ARO”) were recorded based on relative fair value at the estimated fair value of the consideration paid. The Company holds an approximate 68.62% interest after the application of royalties (“net revenue interest”) in the South Salinas Project, while Trio LLC holds an approximate 3.8% working interest in the South Salinas Project; the Company and Trio LLC are separate and distinct companies.

There are two contiguous areas of notable oil/gas accumulations in the South Salinas Project; the first is the Humpback Area that occurs in the northern part of the project and the second is the Presidents Area (“Presidents Oil Field”) that occurs in the southern part of the project. As of April 30, 2025 and October 31, 2024, there were no proved reserves attributable to the approximate 9,300 acres of the property. Since it was returned to production in March 2024, the HV-3A well or discovery well at the South Salinas Project has been producing oil with a generally favorable oil-water ratio but is currently idled pending an assessment of the viability of increasing the well’s gross production rate.

Additional Acquisitions - Novacor Acquisition

As of April 4, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) with Trio Petroleum Canada, Corp., an Alberta, Canada corporation and a wholly owned subsidiary of the Company (“Trio Canada”), and Novacor Exploration Ltd., a corporation incorporated under the Canada Business Corporations Act (“Novacor”), pursuant to which, subject to the terms and conditions set forth in the APA, Trio Canada agreed to acquire certain assets of Novacor relating its oil and gas business, including certain contracts, leases and permits for working interests in petroleum and natural gas and mineral rights located in the Lloydminster, Saskatchewan heavy oil region in Canada (see Note 5 and Note 10 for further information).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements of Trio Petroleum, Corp. include the accounts of TPET and our wholly owned Canadian subsidiary Trio Canada. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Amounts presented in the balance sheet as of October 31, 2024 are derived from our audited financial statements as of that date. The unaudited condensed consolidated financial statements as of and for the three and six month periods ended April 30, 2025 and 2024 have been prepared in accordance U.S. GAAP and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K/A filed with the SEC on February 27, 2025. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the revenue and expenses during the reporting period.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary is the Canadian Dollar (“CAD”) for balance sheet accounts (0.7247 and 0.7177 CAD to 1 US dollar, each as of April 30, 2025 and October 31, 2024, respectively), while expense accounts are translated at the weighted average exchange rate for the period (0.7043 and 0.7370 CAD to 1 US dollar for each of the three months ended April 30, 2025 and 2024, respectively, and 0.7039 and 0.7386 CAD to 1 US dollar each for the six months ended April 30, 2025 and 2024, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. During the three and six months ended April 30, 2025, the Company recorded $34,846 and $34,846, respectively, in other comprehensive income, and no other comprehensive income or loss as a result of foreign currency translation adjustments during the three and six months ended April 30, 2024.

Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in results of operations. The Company recognized no foreign currency transaction gains or losses for the three and six months ended April 30, 2025 and 2024. Such amounts are classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of April 30, 2025 and October 31, 2024.

Prepaid Expenses

Prepaid expenses consist primarily of prepaid services which will be expensed as the services are provided within twelve months. As of April 30, 2025 and October 31, 2024, the balances of the prepaids account were $250,051 and $279,274, respectively.

Loan Receivables

Loan receivables are recorded at their outstanding principal balance, net of any allowance for credit losses. The Company evaluates the collectability of loan receivables based on historical experience, current economic conditions, and the creditworthiness of borrowers. The Company maintains an allowance for credit losses to cover estimated losses; the allowance is determined based on historical loss experience, current economic conditions and specific borrower risk assessments. Adjustments to the allowance are recorded through provision for credit losses in the statement of operations. Interest income on loan receivables is recognized using the effective interest method. Loans are placed on nonaccrual status when collection of principal or interest is uncertain. Loan receivables are reviewed periodically for impairment. If a loan is deemed uncollectible, the Company records a charge-off against the allowance for credit losses.

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. As of April 30, 2025 and October 31, 2024, the Company recorded $43,330 and $259,903 in debt issuance costs, respectively.

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

As of April 30, 2025, the Company had five wells that are producing, all of which are located in the newly acquired Saskatchewan property, plus two workovers. The Company expects to add the reserve value of such fields to the Company’s reserve report after a further period of observation and review of the oil production; once this has been determined, it will estimate the necessary depreciation, depletion and amortization (“DD&A”) for such wells.

Proved and unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until the Company specifically identifies a lease that will revert to the lessor, at which time the Company charges the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future development plans. As of April 30, 2025 and October 31, 2024, such oil and gas properties were classified as unproved properties and were not subject to DD&A.

Proved oil and natural gas properties include developed and undeveloped reserves that have been confirmed through drilling and production activities. These properties are subject to DD&A, which is calculated using the unit-of-production method based on total proved reserves.

●	Proved developed reserves are amortized over the expected production life of the wells.
●	Proved undeveloped reserves remain capitalized until development activities commence.
●	The Company assesses impairment of proved properties periodically based on commodity prices, production forecasts, and reserve estimates.

As of April 30, 2025, the Company has proved reserves in the newly acquired Saskatchewan properties and expects to add the reserves values of such fields to the Company’s reserve report; once this has been done, it will estimate the necessary DD&A for such wells.

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

Components of the changes in ARO are shown below:

ARO, ending balance – October 31, 2024	$53,869
Accretion expense	1,389
ARO, ending balance – April 30, 2025	55,258
Less: ARO – current	2,778
ARO, net of current portion – April 30, 2025	$52,480

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services; refer to Note 4 – Revenue from Contracts with Customers for additional information.

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

Related Parties

Related parties are directly or indirectly related to the Company, through one or more intermediaries and are in control, controlled by, or under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. On September 14, 2021, the Company acquired an 82.75% working interest (which was subsequently increased to an 85.775% working interest as of April 2023) in the SSP from Trio LLC in exchange for cash, a note payable to Trio LLC and the issuance of 245,000 shares of common stock. As of the date of the acquisition, Trio LLC owned 45% of the outstanding shares of the Company and was considered a related party. As of April 30, 2025 and October 31, 2024, Trio LLC owned less than 1% and 1%, respectively, of the outstanding shares of the Company.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At April 30, 2025 and October 31, 2024, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of operations when a determination is made that such expense is likely. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s wholly owned Canadian subsidiary is subject to taxation under Canadian federal and provincial tax laws. The subsidiary’s income tax provision is calculated based on applicable Canadian tax rates, and any differences between U.S. and Canadian tax treatments are considered in the condensed consolidated financial statements. The Company also considers the impact of the U.S.-Canada Tax Treaty in determining its tax obligations, including withholding taxes on intercompany transactions.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	Six Months Ended April 30, 2025		Six Months Ended April 30, 2024
Warrants	17,240	(1)	19,186	(1)
Total potentially dilutive securities	17,240		19,186

(1)	Balance consists of potentially dilutive shares based on 171,994 and 117,530 outstanding, equity classified warrants, respectively.

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

Subsequent Events

The Company evaluated all events and transactions that occurred after April 30, 2025 through the date of the filing of this report. See Note 10 for such events and transactions.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of April 30, 2025, the Company had $1,457,056 in its operating bank account and working capital deficit of $531,983. To date, the Company has been funding operations through proceeds from the issuance of common stock, financing through certain investors, the consummation of its initial public offering (“IPO”) in April 2023, and convertible note financing under two tranches in October 2023 and December 2023, pursuant to which the Company raised total gross proceeds of $2,371,500. Additionally, in 2024 the Company received funds in the amount of $125,000 from an unsecured promissory note from its former CEO, gross proceeds of $543,500 from promissory notes with investors, gross proceeds of $1,440,000 from convertible debt financing with investors and net proceeds of approximately $4,650,000 in connection with an “at-the-market” agreement entered into in September 2024. In April 2025, the Company received gross proceeds in the amount of $606,000 from a convertible debt financing provided by one investor.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of issuance of these condensed consolidated financial statements, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2025, the Company has an accumulated deficit of $23,252,956 and has experienced losses from continuing operations. Based on the Company’s cash balance as of April 30, 2025 and projected cash needs for the twelve months following the issuance of these condensed consolidated financial statements, management estimates that it will need to generate sufficient sales revenue and/or raise additional capital to cover operating and capital requirements. Management will need to raise the additional funds by issuing additional shares of common stock or other equity securities or obtaining additional debt financing. Although management has been successful to date in raising necessary funding and obtaining financing through investors, there can be no assurance that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the periods below:

	Three Months Ended April 30, 2025	Three Months Ended April 30, 2024	Six Months Ended April 30, 2025	Six Months Ended April 30, 2024
Oil sales	$23,271	$72,923	$34,090	$72,923

Total revenue from customers	$23,271	$72,923	$34,090	$72,923

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of April 30, 2025.

Significant concentrations of credit risk

The Company’s revenue is primarily generated from oil and gas sales in California, United States, and Saskatchewan, Canada. As of April 30, 2025, 100% of total revenue comes from customers located in these regions. Changes in state and provincial regulations, market conditions, or environmental policies could significantly impact the Company’s financial performance. Additionally, fluctuations in commodity pricing and regional demand trends within California and Saskatchewan may affect future revenues.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of April 30, 2025	As of October 31, 2024

Oil and gas properties – not subject to amortization	$12,032,132	$11,119,119
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$12,032,132	$11,119,119

During the three and six months ended April 30, 2025, the Company incurred aggregated exploration costs of $11,161 and $35,882, respectively, and during the three and six months ended April 30, 2024, the Company incurred aggregated exploration costs of $40,223 and $124,817, respectively; these expenses were exploratory, geological and geophysical costs and were expensed on the statement of operations during the applicable periods.

For capitalized costs, the Company incurred approximately $1.5 million and approximately $1.2 million for the six months ended April 30, 2025 and 2024, respectively; these expenses were related to drilling exploratory wells and acquisition costs, both of which were capitalized and are reflected in the balance of the oil and gas property as of April 30, 2025 and 2024, respectively.

Leases

South Salinas Project

As of April 30, 2025, the Company holds interests in various leases related to the unproved properties of the South Salinas Project (see Note 7); two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022 to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which the Company would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022 and currently, the “force majeure” status has been extinguished by the drilling of the HV-1 well. The ongoing operations and oil production at the HV-3A well maintains the validity of the lease.

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

During the current reporting period, the Company made the strategic decision to abandon the additional oil and gas leases. As a result, all associated costs related to exploration and development activities, including any capitalized costs for support equipment and facilities, have been expensed in accordance with applicable accounting standards. This decision was based on a comprehensive evaluation of the economic viability and future potential of the leases, considering market conditions, regulatory factors, and operational constraints. The total expense recognized in connection with this abandonment totals $73,806 and is reflected in the Company’s statement of operations for the period.

McCool Ranch Oil Field

In October 2023, the Company entered into the McCool Ranch Purchase Agreement with Trio LLC for the purchase of a 21.918315% working interest in the McCool Ranch Oil Field, located in Monterey County near the Company’s flagship South Salinas Project. The Company initially recorded a payment of $100,000 upon execution of the agreement, at which time Trio LLC began refurbishment operations on the San Ardo WD-1 water disposal well to assess its ability to serve the produced water needs for the assets.

On May 27, 2025, the Company made the decision to abandon the McCool Ranch Oil Field leases. Because the conditions leading to this decision existed as of April 30, 2025, this event qualifies as a recognized subsequent event under ASC 855-10-25-1 and has been reflected in the financial statements for the period ended April 30, 2025. Accordingly, all capitalized costs related to the acquisition, refurbishment, and production restart—including costs for support equipment and facilities—totaling $500,614 have been written off and expensed in the statement of operations for the period ended April 30, 2025.

The Company will not make any further payments under the McCool Ranch Purchase Agreement, and all previously recorded liabilities associated with the project have been recognized as an expense. The Company no longer holds any interests in the McCool Ranch Oil Field, and the abandonment decision will be reflected in the financial statements.

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

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of April 30, 2025, the Company has paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of April 30, 2025.

Per the most recent amendment to the ARLO Agreement signed in April 2025, the Company had until May 10, 2025 to pay HSO an additional $1,775,000 to exercise an option for the remaining 17.75% working interest in the initial 960 acres of the Asphalt Ridge Leases. The option expired after the reporting period on May 10, 2025 due to the Company’s failure to exercise it before the expiration date. As a result, the Company forfeited any further right to acquire the additional 17.75% working interest but will retain its existing 2.25% interest in the leases. See Note 10 for additional information.

Novacor Acquisition

As of April 4, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) with Trio Petroleum Canada, Corp., an Alberta, Canada corporation and a wholly owned subsidiary of the Company (“Trio Canada”), and Novacor Exploration Ltd., a corporation incorporated under the Canada Business Corporations Act (“Novacor”), pursuant to which, subject to the terms and conditions set forth in the APA, Trio Canada agreed to acquire certain assets of Novacor relating its oil and gas business, including certain contracts, leases and permits for working interests in petroleum and natural gas and mineral rights located in the Lloydminster, Saskatchewan heavy oil region in Canada (collectively, the “Novacor Assets”), free and clear of any liens other than certain specified liabilities of Novacor that are being assumed (collectively, the “Liabilities” and such acquisition of the Novacor Assets and assumption of the Liabilities together, the “Novacor Acquisition”) for a total purchase price of (i) US$650,000, in cash, US$65,000 of which was previously provided as a deposit to Novacor, and (ii) the issuance to Novacor of 526,536 shares of common stock of common stock (the “Novacor Shares”).

The APA provides for the Novacor Acquisition to be closed in two closings. The first closing of the Novacor Acquisition was consummated on April 8, 2025 (the “First Closing”). At the First Closing, title to certain of the Novacor Assets was delivered to Trio Canada and the Company delivered to Novacor (i) US$260,000, in cash, reflecting the US$325,000 payable for those Assets, less the US$65,000 deposit previously paid by us to Novacor and (ii) the 526,536 shares of common stock. The APA further provides for the second closing of the Novacor Acquisition (“Second Closing”) for the sale of the remaining Assets to take place, subject to the satisfaction or waiver of the applicable closing conditions provided in the APA, including delivery of the applicable deliverables, on the later of (i) May 15, 2025 and (ii) three business days following the date that Novacor has provided written notice to Trio Canada that the right of first refusal with respect the remaining Assets as described in Schedule of the APA has expired or been waived.

The Company has accounted for this transaction as an asset acquisition in accordance with ASC 805 – Business Combinations. As a result, an asset has been recorded on the balance sheet totaling $1,406,081. This amount comprises the following components: a cash payment of $333,400, which includes a capitalizable Canadian Provincial Sales Tax (“PST”) of $8,400, the issuance of 526,536 common shares, valued at $1.42 per share, for a total equity consideration of $747,681, and a deferred consideration payable of $325,000, scheduled for payment upon the second closing.

Following the closings, (i) operating costs for the Novacor Assets will for a period of two (2) years, be held at the levels detailed in the auditor’s report over the eighteen (18) month period prior to the closings, unless otherwise mutually agreed to by the parties (ii) after such two-year period, operating costs will remain competitive with other operators in the area; and (iii) Trio Canada may terminate the Novacor’s post-closings actions at any time on 30 days’ prior written notice to Novacor. After the closings, Novacor will act as the on-site operator of the Novacor Assets and perform all work and services as provided in the APA.

See Note 10 for additional information.

NOTE 6 – RELATED PARTY TRANSACTIONS

South Salinas Project – Related Party

Upon its formation, the Company acquired from Trio LLC a majority working interest in the South Salinas Project and engaged the services of certain members of Trio LLC to manage the Company’s assets (see Note 1 and Note 5). Trio LLC operates the South Salinas Project on behalf of the Company, and as operator, conducts and has full control of the operations within the constraints of the Joint Operating Agreement, and acts in the capacity of an independent contractor. Trio LLC currently holds a 3.8% working interest in the South Salinas Project and the Company holds an 85.775% working interest. The Company provides funds to Trio LLC to develop and operate the assets in the South Salinas Project; such funds are classified in the short-term asset/liability section of the balance sheet as Advance to Operators/Due to Operators, respectively. As of April 30, 2025 and October 31, 2024, the balance of the Due to Operators account is $70,492 and $103,146, respectively.

McCool Ranch Oil Field Asset Purchase – Related Party

On October 16, 2023, the Company entered into the McCool Ranch Purchase Agreement with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project (see Note 5); the Assets were situated in what is known as the “Hangman Hollow Area” of the McCool Ranch Oil Field. The Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 to determine if it was capable of reasonably serving the produced water needs for the assets. Following successful refurbishment, the Company committed to an additional $400,000 payment under the agreement.

On May 27, 2025, the Company made the decision to abandon the McCool Ranch Oil Field leases. Because the conditions leading to this decision existed as of April 30, 2025, this event qualifies as a recognized subsequent event under ASC 855-10-25-1 and has been reflected in the financial statements for the period ended April 30, 2025. Accordingly, all capitalized costs related to the acquisition, refurbishment, and production restart—including costs for support equipment and facilities—totaling $500,614 have been written off and expensed in the statement of operations for the period ended April 30, 2025.

Restricted Stock Units (“RSUs”) issued to Directors

On June 19, 2024, the Company agreed to award 50,000 restricted stock units to a newly appointed director under the Plan; as there were only 22,750 shares remaining for issuance under the Plan at that time, 22,500 RSUs were awarded immediately with a fair value of $6.00 per share for a grant date value of $134,550, with the remainder issued in the following quarter at a fair value of $3.32 per share for a grant date value of $91,300. For the three and six months ended April 30, 2025, the Company recognized stock-based compensation for these awards in the amount of $39,488 and $75,760, respectively, within stock-based compensation expenses on the income statement, with $119,432 of unrecognized expense as of the period ended April 30, 2025.

On October 21, 2024, the Company agreed to award 12,500 restricted stock units to a newly appointed director under the Plan; the RSUs vest at a rate of 100% upon the six month anniversary of the commencement date and were recorded at a fair value of $3.13 per share for a grant date value of $39,125. Additionally, on October 21, 2024, the Company agreed to award an aggregate of 37,500 restricted stock units to current directors under the Plan; the RSUs vest at a rate of 100% upon the three month anniversary of the commencement date and were recorded at a fair value of $3.13 per share for an aggregate grant date value of $117,375. For the three and six months ended April 30, 2025, the Company recognized stock-based compensation for these awards in the amount of $17,198 and $141,592, respectively, within stock-based compensation expenses on the income statement, with $0 of unrecognized expense as of the period ended April 30, 2025.

Restricted Shares issued to Executives and Employees

In May 2023, the Company entered into six employee agreements which, among other things, provided for the grant of an aggregate of 35,000 restricted shares pursuant to the Plan. Per the terms of the employee agreements, subject to continued employment, the restricted shares vest as follows: 25% of the shares vested five months after the issuance date, after which the remainder vest in equal tranches every six months until fully vested. The shares were recorded on the date of issuance at a fair value of $43.00 per share for an aggregate fair value of $1,505,000; during the current fiscal year, four employee agreements were not renewed and 4,375 restricted shares were forfeited as a result. For the three and six months ended April 30, 2025, the Company recognized stock-based compensation of $34,785 and $89,027, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $34,785 as of the period ended April 30, 2025. For the three and six months ended April 30, 2024, the Company recognized stock-based compensation of $183,654 and $373,499, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $691,282 as of the period ended April 30, 2025.

On July 11, 2024, the Company and Mr. Peterson (the Company’s former Chief Executive Officer) entered into a three-month consulting agreement, which includes a monthly cash fee of $10,000 and an award of 50,000 RSUs pursuant to the Plan. The units were recorded at a fair value of $3.32 per share for a grant date value of $166,000 and for the three and six months ended April 30, 2025, the Company recognized stock-based compensation for the award of $0 and $68,033, respectively, within stock-based compensation expenses on the income statement, with no unrecognized expense as of the period ended April 30, 2025.

On July 11, 2024, the Company entered into an employment agreement with Mr. Robin Ross, pursuant to which Mr. Ross will serve as Chief Executive Officer of the Company, replacing Mr. Peterson. Pursuant to the Ross Employment Agreement, Mr. Ross will be paid an annual base salary of $300,000. In addition, Mr. Peterson is entitled to receive, subject to his continuing employment with the Company on the applicable date of the bonus payout, an annual target discretionary bonus of up to 100% of his annual base salary, payable at the discretion of the Compensation Committee of the Board based upon the Company’s and Mr. Ross’ achievement of objectives and milestones to be determined on an annual basis by the Board. Pursuant to the Ross Employment Agreement, the Company awarded Mr. Ross 100,000 RSUs pursuant to the Plan; the RSUs were recorded at a fair value of $3.32 per share for a grant date value of $332,000 and for the three and six months ended April 30, 2025, the Company recognized stock-based compensation for the award in the amount of $51,117 and $110,059, respectively, within stock-based compensation expenses on the income statement, with $200,051 of unrecognized expense as of the period ended April 30, 2025.

On October 21, 2024, the Company agreed to award 10,000 restricted stock units to its CFO under the Plan; the RSUs vest at a rate of 100% upon the six month anniversary of the commencement date and were recorded at a fair value of $3.13 per share for a grant date value of $31,300. For the three and six months ended April 30, 2025, the Company recognized stock-based compensation for the award in the amount of $13,758 and $29,580, respectively, within stock-based compensation expenses on the income statement, with $0 of unrecognized expense as of the period ended April 30, 2025.

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

Consulting Agreement

On December 31, 2024, the employment agreement between the Company and Mr. Overholtzer ended, and on January 1, 2025, the Company entered into an independent contractor agreement with Mr. Overholtzer, under which he continues to serve as the Chief Financial Officer of the Company and is paid a monthly fee of $12,500; the initial term of the agreement is for one year and will be automatically renewed unless either party provides a 30-day notice prior to the expiration of the agreement.

Loan to Trio Canada

As of April 4, 2025, the Company entered into a Loan and Note Purchase Agreement (the “Loan Agreement”) with Trio Canada, whereby it made a loan (the “Subsidiary Loan”) to Trio Canada in the amount of $1,131,000 (the “Loan Amount”); in return, Trio Canada issued to the Company a three-year promissory note with a maturity date of April 4, 2028 in the principal amount of $1,131,000 (the “Subsidiary Note”). The outstanding principal amount of the Subsidiary Note accrues interest at a rate of 12% per annum.

Under the terms of the Loan Agreement, $585,000 of the Loan Amount is required to be used to pay the remaining cash amount payable to Novacor in connection with the Novacor Acquisition; the remainder of the Loan Amount is to be used for ongoing operating costs of Trio Canada. As of April 30, 2025, $334,081 has been used for consideration in the Novacor acquisition, and the remaining, unused portion of the subsidiary loan is $796,919.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various claims that arise in the ordinary course of business. Management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations, or cash flows of the Company.

Unproved Property Leases

The Company holds various leases related to the unproved properties of the South Salinas Project; two of the leases are held with the same lessor. The first lease, which covers 8,417 acres, was amended on May 27, 2022 to provide for an extension of then-current force majeure status for an additional, uncontested twelve months, during which we would be released from having to evidence to the lessor the existence of force majeure conditions. As consideration for the granting of the lease extension, the Company paid the lessor a one-time, non-refundable payment of $252,512; this amount was capitalized and reflected in the balance of the oil and gas property as of October 31, 2022. The extension period commenced on June 19, 2022 and currently, the “force majeure” status has been extinguished by the drilling of the HV-1 well. The ongoing operation and oil production at the HV-3A well maintain the validity of the lease.

The second lease covers 160 acres of the South Salinas Project; it is currently held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make delay rental payments of $30/acre per year. The Company is currently in compliance with this requirement and have paid in advance the delay rental payment for the period from October 2024 through October 2025.

During February and March of 2023, the Company entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; the Company is required to make rental payments of $25/acre per year. The second group of leases covers 307.75 acres and has a term of 20 years; we are required to make rental payments of $30/acre per year. During the current reporting period, the Company made the strategic decision to abandon the additional oil and gas leases. As a result, all associated costs related to exploration and development activities, including any capitalized costs for support equipment and facilities, have been expensed in accordance with applicable accounting standards. This decision was based on a comprehensive evaluation of the economic viability and future potential of the leases, considering market conditions, regulatory factors, and operational constraints.

The Company holds interests in various leases related to the unproved properties of the McCool Ranch Oil Field. These leases occur in two parcels, “Parcel 1” and “Parcel 2”. Parcel 1 comprises ten leases and approximately 480 acres, which are held by delay rental payments that are paid-up and current. Parcel 2 comprises one lease and approximately 320 acres, which is held by production. The total leasehold comprises approximately 800 gross and net acres. As of April 30, 2025, the Company made the decision to abandon all McCool Ranch leases. Accordingly, these leases have been written off and have been expensed on the statement of operations as of April 30, 2025. No further rental payments or development activities will be pursued.

On November 10, 2023, the Company entered into the ARLO Agreement with HSO for a term of nine months which allows us the exclusive right to acquire up to a 20% interest in a 960 acre drilling and production program in the Asphalt Ridge leases for $2,000,000, which may be invested in tranches, with an initial tranche closing for an amount no less than $500,000 and paid within seven days subsequent to HSO providing certain required items to it.

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by it to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of April 30, 2025, the Company had paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of April 30, 2025.

Per the most recent amendment to the ARLO Agreement signed in April 2025, the Company had until May 10, 2025 to pay HSO an additional $1,775,000 to exercise an option for the remaining 17.75% working interest in the initial 960 acres of the Asphalt Ridge Leases. The option expired after the reporting period on May 10, 2025 due to the Company’s failure to exercise it before the expiration date. As a result, the Company forfeited any further right to acquire the additional 17.75% working interest but will retain its existing 2.25% interest in the leases.

Proved Property Leases

In April 2025, the Company acquired oil and gas lease rights for four leases related to the proved properties located in Saskatchewan, Canada (see Note 5); the sum total of all four leases is 320 net acres and all are held by production.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO in April 2023, and for the three and six months ended April 30, 2025, the Company recognized $102,508 and $161,675, respectively, in directors’ fees. For the three and six months ended April 30, 2024, the Company recognized $54,000 and $110,685, respectively, in directors’ fees.

Agreements with Advisors

On July 28, 2022, the Company entered into a placement agent agreement with the Placement Agent with Spartan Capital Securities, LLC (“Spartan”), whereby Spartan agreed to serve as the exclusive agent, advisor or underwriter in any offering of securities of the Company for a one-year term. The agreement provided for a $25,000 non-refundable advance upon execution of the agreement and completion of a bridge offering to be credited against the accountable expenses incurred by the Placement Agent upon successful completion of the Company’s IPO, a cash fee of 7.5%, warrants to purchase a number of common shares equal to 5% of the aggregate number of common shares placed in the IPO and reimbursement of other expenses. On April 20, 2023, pursuant to this agreement, the Company issued representative warrants to Spartan to purchase up to an aggregate of 5,000 shares of common stock; such warrants have a five-year term with an exercise price of $66.00 and can be exercised any time after the IPO date.

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

NOTE 8 – NOTES PAYABLE

Notes payable as of April 30, 2025 and October 31, 2024 consisted of the following:

	As of April 30, 2025	As of October 31, 2024
Promissory notes, net of discounts	15,361	742,852
Payable – related party	-	115,666
Convertible note, net of discounts	573,770	-
Note Payable, related party	-	135,000
Total Notes payable	$589,131	$993,518

Payable – related party

See Note 6 - McCool Ranch Oil Field Asset Purchase – Related Party for further information.

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

On September 30, 2024, October 30, 2024 and November 30, 2024, the Company made cash payments in the amounts of $118,440, $29,610 and $88,830, respectively, in full satisfaction of the principal balance of the note. As of April 30, 2025, the balance of the promissory note was zero, with total non-cash interest expense related to discounts recognized in the amounts of zero and $21,315 for the three and six months ended April 30, 2025, respectively, and total non-cash interest expense related to discounts recognized in the amounts of $7,964 and $7,964 for the three and six months ended April 30, 2024, respectively, with $72,380 in noncash interest expense related to discounts recognized over the life of the note.

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

On December 2, 2024, December 20, 2024 and January 7, 2025, the Company made principal payments in the amounts of $88,888, $290,844 and $192,492, respectively, in full satisfaction of the principal balance of the notes; the first and third payments were made in cash, with losses resulting from make-whole payments per the terms of the agreement in the amounts of $2,668 and $69,310, respectively. The second payment was converted into shares at 103% for a conversion amount of $299,569, with shares issued numbering 340,419 at a fair value per share of $0.88, which resulted in a loss of $8,725. As of April 30, 2025, the balance of the June 2024 Notes was zero, with noncash interest expense related to discounts recognized in the amounts of zero and $249,805 for the three and six months ended April 30, 2025, respectively, and $381,501 in noncash interest expense related to discounts recognized over the life of the notes.

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

On January 30, 2025, the Company made a principal payment of $85,120 in cash; during the second quarter, the Company made three additional payments of $21,280 for a total of $63,840, and as of April 30, 2025, the balance of the note was $15,361, with noncash interest expense recognized in the amount of $17,569 and $35,730 for the three and six months ended April 30, 2025, respectively.

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

On January 28, 2025, the Company entered into a Note Exchange Agreement, whereby it and the investor agreed to exchange the outstanding balance of $285,852 for shares of the Company’s common stock. The exchange transaction was completed on February 10, 2025, pursuant to which the Company exchanged 230,992 shares of common stock, based on a price of $1.24 per share, which was the product of the lowest closing price of the Company’s stock during the ten trading days immediately prior to February 10, 2025, and 75%. The Company recorded the exchange as a debt extinguishment and recognized a loss on extinguishment of $141,534.

As of April 30, 2025, the balance of the August 6, 2024 Financing was $0, with noncash interest expense recognized for the amortization of debt discounts of $0 and $26,826 for the three and six months ended April 30, 2025, respectively.

April 2025 Financing

On April 11, 2025, we issued an Unsecured Original Discount Convertible Promissory Note (the “Note”) to an institutional investor (the “Convertible Note Investor”) in a principal amount of $321,176, having an original issue discount of $48,176, resulting in a funding amount of $273,000. After the payment of $10,000 to reimburse the Convertible Note Investor for its legal fees, we received net proceeds of $263,000.

On April 17, 2025, we issued an amended and restated Unsecured Original Discount Convertible Promissory Note (the “Amended and Restated Note”), in an aggregate principal amount, with the principal amount of the Note, of $712,941, having an aggregate original issue discount of $106,941, including the original issue discount of the Note, and resulting in an aggregate funding amount, with the Note, of $606,000. We received additional net proceeds of $333,000 and paid a commission of $33,330 to Spartan Capital Securities, LLC (“Spartan”).

The Amended and Restated Note provides for both voluntary conversion by the Convertible Note Investor and a right for TPET to require conversion, subject to certain conditions into shares of common stock. The Amended and Restated Note also contains “piggyback” registration rights and the shares issuable upon conversion of the Amended and Restated Note are being registered in the registration statement of which this prospectus forms a part in order to comply with such registration obligations.

As of April 30, 2025, the balance of the April 2025 Financing was $573,770, with noncash interest expense recognized for the amortization of debt discounts of $11,100 and $11,100 for the three and six months ended April 30, 2025, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Shares

On January 1, 2025, the Company entered into an agreement with a consulting firm to provide investor communications and public relations services. As part of the compensation payable, the Company issued 20,000 common shares at a fair value per share of $1.40 for a total value of $28,000.

On January 28, 2025, the Company entered into a Note Exchange Agreement with the investor from the August 6th Financing, pursuant to which the outstanding balance of $285,852 was exchanged for shares of the Company’s common stock. The transaction was completed on February 10, 2025, with the Company issuing 230,992 shares of common stock at a price of $1.24 per share (determined as 75% of the lowest closing price of the Company’s stock during the ten trading days immediately preceding February 10, 2025) and a fair value of $1.70 for a total fair value amount of $392,686. The Company accounted for the exchange as a debt extinguishment, recognizing a loss of $141,534.

On April 11, 2025, the Company issued 526,536 common shares at a fair value of $1.42 per share for a total value of $747,681 in connection with the first closing of an asset acquisition from Novacor.

Series 1 Preferred Shares

Trio Canada holds an unlimited number of Series 1 Preferred Shares; under the terms of the shares, (i) holders of such shares may require the entity to purchase their shares upon submission of a retraction notice, (ii) Trio Canada is obligated to redeem the shares within 30 days of receiving a retraction notice and (iii) Trio Canada may redeem the shares at its discretion at any time. On April 4, 2025, Trio Canada issued 1,071,886 Series 1 Preferred shares (which are redeemable at CAD$1.00) at a value of US$754,000.

Warrants

A summary of the warrant activity during the six months ended April 30, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Life in Years	Intrinsic Value

Outstanding, November 1, 2024	191,994	$15.24	3.8	$47,160
Expired	(20,000)	30.00	-	-
Outstanding, April 30, 2025	171,994	$13.52	3.7	$20,000

Exercisable, April 30, 2025	171,994	$13.52	3.7	$20,000

A summary of the warrant activity during the three and six months ended April 30, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Life in Years	Intrinsic Value

Outstanding, November 1, 2023	88,336	$22.35	7.3	$-
Issued	29,195	12.43	4.6	-
Outstanding, April 30, 2024	117,531	$19.89	3.7	$125,600

Exercisable, April 30, 2024	114,780	$20.10	3.7	$125,600

A summary of outstanding and exercisable warrants as of April 30, 2025 is presented below:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$0.20	20,000	3.0	20,000
$66.00	5,000	3.0	5,000
$24.00	43,336	3.4	43,336
$26.40	4,167	3.4	4,167
$10.00	22,279	3.7	22,279
$11.00	2,750	3.7	2,750
$7.91	74,462	4.2	74,462
	171,994	3.7	171,994

Stock Options

A summary of the option activity during the six months ended April 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2024	6,000	$10.46	3.8	$-
Issued	-	-	-	-
Outstanding, April 30, 2025	6,000	$10.46	3.3	$-

Exercisable, April 30, 2025	6,000	$10.46	3.3	$-

A summary of the option activity during the six months ended April 30, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2023	6,000	$10.46	4.8	$-
Issued	-	-	-	-
Outstanding, April 30, 2024	6,000	$10.46	4.3	$-

Exercisable, April 30, 2024	6,000	$10.46	4.3	$-

A summary of outstanding and exercisable options as of April 30, 2025 is presented below:

Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$10.46	6,000	3.3	6,000
	6,000		6,000

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events and transactions that occurred after April 30, 2025, through the date the condensed consolidated financial statements were issued. Except for the following, there are no subsequent events identified that would require disclosure in the condensed consolidated financial statements.

Letter of Intent with HSO

On May 15, 2025, the Company entered into a non-binding Letter of Intent (LOI) with HSO for the potential acquisition of 2,000 acres at P.R. Spring, Uintah Basin, Utah. Under the LOI, the Company would issue 1,492,272 restricted shares and pay $850,000 at closing, subject to execution of definitive agreements. Upon signing the LOI, the Company made a non-refundable $150,000 Option Payment to HSO. The LOI requires evidence of a minimum sustained production rate of 40 barrels per day for a continuous 30-day period from two wells at Asphalt Ridge by May 15, 2026, or the LOI will expire unless extended.

Asphalt Ridge Leasehold Option Not Exercised

Effective as of May 10, 2025, the Company’s option to acquire the remaining 17.75% working interest in the initial 960 acres of the Asphalt Ridge Leases expired, as the Company did not exercise the option before the deadline. As a result, the Company has forfeited any further rights to acquire this interest but will retain its existing 2.25% interest in the leases.

Second Closing of Novacor Acquisition

On May 21, 2025, the Second Closing of the Novacor Acquisition was consummated; title to certain of the assets was delivered to the Buyer, and the Buyer delivered to the Seller $325,000, in cash, reflecting the $325,000 payable such assets.

Abandonment of McCool Ranch Properties

As of May 27, 2025, the Company and Trio LLC executed a Termination Agreement, pursuant to which the Company terminated all operations and abandoned all leases at this location. Because the conditions leading to this decision existed as of April 30, 2025, this event qualifies as a recognized subsequent event under ASC 855-10-25-1 and has been reflected in the financial statements for the period ended April 30, 2025. Accordingly, all capitalized costs related to the acquisition, refurbishment, and production restart—including costs for support equipment and facilities—totaling $500,614 have been written off and expensed in the statement of operations for the period ended April 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our Form 10-K/A for the year ended October 31, 2024, filed with the SEC on April 15, 2025 (“our Form 10-K/A”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those in this Quarterly Report on Form 10-Q, as well as the risk factors set forth in the section titled “Risk Factors” included in our Form 10-K/A, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

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

Overview

We are a California-based oil and gas exploration and development company headquartered in Malibu, California, with our principal executive offices located at 23823 Malibu Road, Suite 304, Malibu, California 90265, with operations in Monterey County, California, Uintah County, Utah and Lloydminster, Saskatchewan.

We have had revenue-generating operations since the McCool Ranch Oil Field was restarted on February 22, 2024, and recognized our first revenues in our fiscal quarter ended April 30, 2024, and received the proceeds from these operations in June 2024. We have recently generated revenues during the period ended April 30, 2025 from our newly acquired properties in Saskatchewan, Canada.

Our Canadian project has the potential through workovers to double production which we immediately began planning following closing. Novacor, whom we acquired the project from, is one of the lowest cost operators with lift costs of $10 per barrel. Our focus remains on acquiring projects that generate immediate cash flow or offer transformative growth potential with strategic investment.

We were formed to initially acquire an approximate 82.75% working interest (which was subsequently increased to an approximate 85.775% working interest) from Trio LLC (“Trio LLC”) in the large, approximately 9,300-acre South Salinas Project that is located in Monterey County, California, and subsequently partner with certain members of Trio LLC’s management team to develop and operate those assets. We hold an approximate 68.62% interest after the application of royalties (“net revenue interest”) in the South Salinas Project. Trio LLC holds an approximate 3.8% working interest in the South Salinas Project. We and Trio LLC are separate and distinct companies.

Initially, California was a significant part of our geographic focus; however, due to rising drilling costs and the negative impact on potential profitability, we have strategically shifted our efforts beyond California to pursue more economically viable opportunities. This transition is reflected in our acquisition of an interest in the Asphalt Ridge Project in Uintah County, Utah, as well as our recent acquisition of additional oil and gas assets in the prolific Lloydminster, Saskatchewan heavy oil region.

South Salinas Project

Efforts to obtain from Monterey County conditional use permits and a full field development permit for the South Salinas Project are progressing. Efforts to obtain from the California Geologic Energy Management Division (“CalGEM”) and from the California Water Boards a permit for a water disposal project at the South Salinas Project are also progressing. In the meantime, the Company recently determined that existing permits allow production testing to continue at the HV-3A discovery well at Presidents Field and, consequently, testing operations were restarted at this well on March 22, 2024. Oil production from this well has occurred and the Company is assessing steps to attempt to increase the well’s gross production rate, for example by adding up to 650 feet of additional perforations in the oil zone and/or acidizing the well for borehole cleanup. First oil sales from the HV-3A well occurred in the third calendar quarter of 2024 but is currently idled as we further discussions with local oil and gas companies to joint venture the project.

McCool Ranch Oil Field

On October 16, 2023, we entered into a Purchase and Sale Agreement with Trio LLC (the “McCool Ranch Purchase Agreement”) pertaining to the McCool Ranch Oil Field. Pursuant to this agreement, effective October 1, 2023, we entered into an agreement to acquire an approximate 22% working interest in and to certain oil and gas assets at the McCool Ranch Field, located in Monterey County, California, near our flagship South Salinas Project.

The acquired assets included six oil wells, a water-disposal well, a steam generator, boiler, storage tanks, and various operational infrastructure. While initial production was restarted on February 22, 2024, we have subsequently determined that under previously negotiated terms, natural gas prices and water disposal costs, particularly in California, makes it cost prohibitive for the Company to employ cyclic-steam operations to increase production and will not be economically feasible in the long run. On May 27, 2025, we executed a termination agreement with Trio LLC to end operations at the location and abandon all related leases. Capitalized costs totaling $500,614 have been written off and expensed in the statement of operations for the period ended April 30, 2025.

Asphalt Ridge Option Agreement and the Lafayette Energy Leasehold Acquisition and Development Option Agreement

On November 10, 2023, TPET entered into a Leasehold Acquisition and Development Option Agreement (the “Asphalt Ridge Option Agreement”) with Heavy Sweet Oil LLC (“HSO”). Pursuant to the Asphalt Ridge Option Agreement, the Company acquired an option to purchase up to a 20% working interest in certain leases at a long-recognized, major oil accumulation in northeastern Utah, including an initial 960 acres and a subsequent 1,920 acres, as well as a right-of-refusal option on approximately 30,000 acres.

On December 29, 2023, the Company and HSO entered into an Amendment to the Asphalt Ridge Option Agreement, under which the Company funded $200,000 in exchange for an immediate 2% working interest in the initial 960 acres. An additional $25,000 was funded in January 2024, increasing the Company’s working interest to 2.25%. While the Company had the option to acquire an additional 17.75% working interest, it has decided not to exercise this option and will instead retain its existing 2.25% working interest in the initial 960 acres.

Novacor Asset Purchase Agreement

As of April 4, 2025, we entered into an Asset Purchase Agreement (the “APA”) with Trio Petroleum Canada, Corp., an Alberta, Canada corporation and a wholly owned subsidiary of the Company (“Trio Canada”), and Novacor Exploration Ltd., a corporation incorporated under the Canada Business Corporations Act (“Novacor”), pursuant to which, subject to the terms and conditions set forth in the APA, Trio Canada agreed to acquire certain assets of Novacor relating its oil and gas business, including certain contracts, leases and permits for working interests in petroleum and natural gas and mineral rights located in the Lloydminster, Saskatchewan heavy oil region in Canada (collectively, the “Novacor Assets”), free and clear of any liens other than certain specified liabilities of Novacor that are being assumed (collectively, the “Liabilities” and such acquisition of the Novacor Assets and assumption of the Liabilities together, the “Novacor Acquisition”) for a total purchase price of (i) US$650,000, in cash, US$65,000 of which was previously provided as a deposit to Novacor, and (ii) the issuance to Novacor of 526,536 shares of common stock of common stock (the “Novacor Shares”). The Novacor Acquisition was consummated in two closings, which was completed on May 22, 2025. All five of our currently active wells are in the newly acquired Novacor property

P.R. Spring Letter of Intent and Option

On May 15, 2025, the Company entered into a non-binding Letter of Intent (LOI) with Heavy Sweet Oil LLC (“HSO”) for the potential acquisition of 2,000 acres of oil and gas properties at P.R. Spring, Uintah Basin, Utah (“P.R. Spring”), which is adjacent to Asphalt Ridge. The LOI contemplates our issuance of 1,492,272 restricted shares of common stock and the payment of $850,000 at closing, subject to execution of definitive agreements. Upon signing the LOI, we made a non-refundable $150,000 payment to HSO in consideration for the option. The LOI requires evidence of a minimum sustained production rate of 40 barrels per day for a continuous 30-day period from two wells at Asphalt Ridge by May 15, 2026, or the LOI will expire unless extended by us. We are not under any obligation to enter into definitive agreements in connection with an acquisition.

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

Going Concern Considerations

We have only begun to generate revenues in the prior fiscal year and have incurred significant losses since inception. As of April 30, 2025, we have an accumulated deficit of $23,252,956 and a working capital deficit of $531,983, and for the three and six months ended April 30, 2025, net losses of $1,563,752 and $3,179,277, respectively, and cash used in operating activities of $1,660,469. To date, we have been funding operations through proceeds from the issuance of common stock, financing through certain investors, the consummation of our initial public offering (“IPO”) in April 2023, and convertible note financing under two tranches in October 2023 and December 2023, pursuant to which the Company raised total gross proceeds of $2,371,500. Additionally, in 2024 the Company received funds in the amount of $125,000 from an unsecured promissory note from its former CEO, gross proceeds of $543,500 from promissory notes with investors, gross proceeds of $1,440,000 from convertible debt financing with investors and net proceeds of approximately $4,650,000 in connection with an “at-the-market” agreement entered into in September 2024. In April 2025, the Company received gross proceeds in the amount of $606,000 from a convertible debt financing provided by one investor.

There is substantial doubt regarding our ability to continue as a going concern as a result of our accumulated deficit. Our current source of revenue is insufficient to cover our operating costs and we are dependent on private equity and external financing to sustain operations.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. As we have only begun to generate revenues, we need to raise a significant amount of capital to pay for our development, exploration, drilling and operating costs. While we raised capital in April 2023 in our IPO, in October 2023, December 2023, April 2024, June 2024 and April 2025 with convertible debt financing, in March 2024 and August 2024 with promissory notes, September 2024 with an ATM agreement, we expect to require additional funding in the future and there is no assurance that we will be able to raise additional needed capital or that such capital will be available under favorable terms or at all. We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. We may never achieve profitable operations or generate significant revenues.

We will require additional capital funding in order to drill additional planned wells at the South Salinas and Asphalt Ridge assets and to pay for additional development costs and other payment obligations and operating costs until our planned revenue streams are fully implemented and begin to offset our operating costs, if ever.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. The condensed consolidated financial statements included in this report also include a going concern footnote (see Note 3).

Factors and Trends Affecting Our Business and Results of Operations

We are mindful of global economic trends and their potential influence on commodity prices. Recent fluctuations in global oil prices, political considerations and tariffs can impact cash flow and ultimately profitability. Mitigating factors include our relatively low lift costs and a continued commitment to cost management and efficient production techniques. Our ability to continue to grow our business will in large part depend on continued access to receptive capital markets.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Results of Operations

Three Months Ended April 30, 2025 compared to the Three Months Ended April 30, 2024 (unaudited)

Our financial results for the three months ended April 30, 2025 and 2024 are summarized as follows:

	For the Three Months Ended April 30,
	2025	2024	Change	% Change
Revenues, net	$23,271	$72,923	$(49,652)	(68.1)%
Cost of goods sold	9,262	-	9,262	100.0%
Gross profit	14,009	72,923	(58,914)	(80.8)%

Operating expenses:
Exploration expenses	$11,161	$40,223	$(29,062)	(72.3)%
General and administrative expenses	755,481	1,475,685	(720,204)	(48.8)%
Stock-based compensation expense	115,652	504,912	(389,260)	(77.1)%
Accretion expenses	694	694	-	0.0%
Total operating expenses	882,988	2,021,514	(1,138,526)	(56.3)%
Loss from Operations	(868,979)	(1,948,591)	1,079,612	(55.4)%

Other expenses:
Interest expenses	30,154	982,691	(952,537)	(96.9)%
Settlement fees	-	10,500	(10,500)	(100.0)%
Loss on abandonment of oil and gas properties	574,419	-	574,419	100.0%
Loss on extinguishment	90,200	-	90,200	100.0%
Loss on note conversion	-	1,104,153	(1,104,153)	(100.0)%
Total other expenses	694,773	2,097,344	(1,402,571)	(66.9)%
Loss before income taxes	(1,563,752)	(4,045,935)	2,482,183	(61.4)%
Income tax benefit	-	-	-	-
Net loss	$(1,563,752)	$(4,045,935)	$2,482,183	(61.4)%

Revenues, net

Revenues, net decreased for the three months ended April 30, 2025 by approximately $50,000 as compared to the prior period; revenues from the prior period were from the sale of approximately 2,100 barrels of oil from our McCool Ranch field, which operations were terminated in May 2025. Current revenues are the sale of approximately 550 barrels of oil from our recently acquired assets in the Lloydminster, Saskatchewan region.

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

General and administrative expenses decreased for the three months ended April 30, 2025 by approximately $0.7 million as compared to the prior period due to (i) a decrease in advertising and marketing fees of approximately $235,000, (ii) decreased legal fees of approximately $165,000 and (iii) decreased salaries and wages of approximately $245,000, respectively.

Stock-based compensation expense

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense decreased by approximately $0.4 million for the three months ended April 30, 2025 due to the amortization of approximately 30,000 more options in the prior three month period than in the current period.

Accretion expenses

We have an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the three months ended April 30, 2025, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the three months ended April 30, 2025, other expenses, net decreased by approximately $1.4 million when compared to the prior year period. This decline was primarily driven by (i) an approximate $1.0 million reduction in non-cash interest expense resulting from lower debt levels in the current period (non-cash interest expense is recognized as debt discounts on financings are amortized), as well as (ii) an approximate $1.1 million loss on a note conversion recorded in the prior period, which stemmed from principal payments made via conversion shares under the October 2023 Securities Purchase Agreement. These reductions were partially offset by a $0.6 million loss incurred in the current period due to the abandonment of oil and gas properties.

Six Months Ended April 30, 2025 compared to the Six Months Ended April 30, 2024 (unaudited)

Our financial results for the six months ended April 30, 2025 and 2024 are summarized as follows:

	For the Six Months Ended April 30,
	2025	2024	Change	% Change
Revenues, net	$34,090	$72,923	$(38,833)	(53.3)%
Cost of goods sold	9,262	-	9,262	100.0%
Gross profit	24,828	72,923	(48,095)	(66.0)%

Operating expenses:
Exploration expenses	$35,882	$124,817	$(88,935)	(71.3)%
General and administrative expenses	1,467,027	2,433,375	(966,348)	(39.7)%
Stock-based compensation expense	605,966	912,530	(306,564)	(33.6)%
Accretion expenses	1,389	1,389	-	0.0%
Total operating expenses	2,110,264	3,472,111	(1,361,847)	(39.2)%
Loss from Operations	(2,085,436)	(3,399,188)	1,313,752	(38.6)%

Other expenses:
Interest expenses	348,520	1,141,989	(793,469)	(69.59)%
Settlement fees	-	10,500	(10,500)	(100.0)%
Loss on abandonment of oil and gas properties	574,419	-	574,419	100.0%
Loss on extinguishment	90,200	-	90,200	100.0%
Loss on note conversion	80,702	1,196,306	(1,115,604)	(93.3)%
Total other expenses	1,093,841	2,348,795	(1,254,954)	(53.4)%
Loss before income taxes	(3,179,277)	(5,747,983)	2,568,706	(44.7)%
Income tax benefit	-	-	-	-
Net loss	$(3,179,277)	$(5,747,983)	$2,568,706	(44.7)%

Revenues, net

Revenues, net decreased for the six months ended April 30, 2025 by approximately $0.1 million as compared to the prior period; revenues from the six months ended April 30, 2024 were from the sale of approximately 2,100 barrels of oil from our McCool Ranch field, versus the sale of only (i) approximately 200 barrels of oil from our McCool Ranch location and (ii) approximately 550 barrels of oil produced from our recently acquired oil and gas assets in the Lloydminster, Saskatchewan region for the six months ended April 30, 2025.

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

General and administrative expenses decreased for the six months ended April 30, 2025 by approximately $1.0 million as compared to the prior period due to decreases in salary expenses, advertising and marketing fees, filing fees and legal fees of approximately $330,000, $235,000, $160,000 and $200,000, respectively.

Stock-based compensation expense

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. For the six months ended April 30, 2025, stock-based compensation expense decreased by approximately $0.3 million compared to the prior period. This decrease was primarily due to the final vesting of certain restricted shares in the previous quarter, which resulted in a lower expense allocation for the current six-month period.

Accretion expenses

We have an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the six months ended April 30, 2025, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the six months ended April 30, 2025, other expenses, net decreased by approximately $1.3 million when compared to the prior year period. This decline was primarily driven by (i) an approximate $0.8 million reduction in non-cash interest expense resulting from lower debt levels in the current period (non-cash interest expense is recognized as debt discounts on financings are amortized), as well as (ii) an approximate $1.1 million loss on a note conversion recorded in the prior period, which stemmed from principal payments made via conversion shares under the October 2023 Securities Purchase Agreement. These reductions were partially offset by a $0.6 million loss incurred in the current period due to the abandonment of oil and gas properties.

Liquidity and Capital Resources

Working Capital/(Deficiency)

Our working capital deficiency as of April 30, 2025, in comparison to our working capital deficiency as of October 31, 2024, can be summarized as follows:

	April 30, 2025	October 31, 2024
Current assets	$1,738,678	$565,219
Current liabilities	2,270,661	2,590,699
Working capital (deficiency)	$(531,983)	$(2,025,480)

Current assets increased because of i) an increase to the cash account of approximately $3.4 million due to cash proceeds from the sale of shares related to the ATM agreement. Current liabilities decreased because of (i) a decrease in promissory notes of approximately $0.7 million, (ii) a decrease in notes payable-related parties of $0.2 million and (iii) a decrease in other current liabilities of approximately $0.3 million, offset by increases of approximately $0.6 million and $0.3 million in convertible note debt and deferred consideration payable, respectively.

Cash Flows

Our cash flows for the six months ended April 30, 2025, in comparison to our cash flows for the six months ended April 30, 2024, can be summarized as follows:

	Six months ended April 30,
	2025	2024
Net cash (used in)/provided by operating activities	$(1,660,469)	$682,525
Net cash used in investing activities	(453,616)	(1,018,704)
Net cash provided by/(used in) financing activities	3,250,350	(1,005,098)
Effect of foreign currency exchange	34,846	-
Net change in cash	$1,171,111	$(1,341,277)

Cash Flows from Operating Activities

For the six months ended April 30, 2025 and 2024, cash (used in)/provided by operating activities was ($1,660,469) and $682,525, respectively. The cash used in operations for the six months ended April 30, 2025 was primarily attributable to our net loss of $3,179,277, adjusted for non-cash expenses in the aggregate amount of $1,725,452, as well as $206,644 of net cash used to fund changes in the levels of operating assets and liabilities. The cash provided by operations for the six months ended April 30, 2024 was primarily attributable to our net loss of $5,747,983, adjusted for non-cash expenses in the aggregate amount of $6,086,949, as well as $343,559 of net cash provided to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

For the six months ended April 30, 2025 and 2024, cash used in investing activities was $453,616 and $1,018,704, respectively. The cash used in investing activities during the six months ended April 30, 2025 is attributable to approximately $0.4 million for assets acquired at the Lloydminster, Saskatchewan properties. The cash used for the six months ended April 30, 2024 is attributable to approximately $1.1 million related to costs for capital expenditures, which were capitalized and are reflected in the balance of the oil and gas property as of April 30, 2024. These amounts were offset by approximately $50,000 in amounts due to operators for costs for the South Salinas Project and the McCool Ranch Option.

Cash Flows from Financing Activities

For the six months ended April 30, 2025 and 2024, cash provided by/(used in) financing activities was $3,250,350 and ($1,005,098), respectively. Cash provided by financing activities during the six months ended April 30, 2025 was primarily attributable to (i) proceeds from the issuance of common shares in connection with an ATM agreement, (ii) proceeds from the issuance of convertible debt of approximately $0.6 million, offset by repayments of related party debt and promissory notes of approximately $0.2 million and $0.6 million, respectively. Cash provided by financing activities during the six months ended April 30, 2024 was primarily attributable to approximately $0.6 million in net proceeds from the issuance of convertible debt and approximately $1.0 million from the issuance of promissory notes and related party notes, offset by payments for the convertible debt in the amount of approximately $2.6 million and debt issuance costs of $0.2 million.

Capital Resources

Since our inception, we have funded our operations with the proceeds from equity and debt financing. We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of equity and promissory notes that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure. Unless we are able to raise additional capital through equity and/or debt financing, we believe our existing cash and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for not more than six months from the date of this report. Future capital requirements will depend on many factors, including the time period in which we are able to ramp up the operation of wells and the acquisition of additional properties. To the extent that existing capital and revenue growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financings. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if needed, could have a material adverse effect on our financial position, results of operations and cash flows.

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

During February and March of 2023, we entered into additional leases related to the unproved properties of the South Salinas Project with two groups of lessors. The first group of leases covers 360 acres and has a term of 20 years; we are required to make rental payments of $25/acre per year. The second group of leases covers 307.75 acres and has a term of 20 years; we are required to make rental payments of $30/acre per year. During the current reporting period, we made the strategic decision to abandon the additional oil and gas leases. As a result, all associated costs related to exploration and development activities, including any capitalized costs for support equipment and facilities, have been expensed in accordance with applicable accounting standards. This decision was based on a comprehensive evaluation of the economic viability and future potential of the leases, considering market conditions, regulatory factors, and operational constraints.

We hold interests in various leases related to the unproved properties of the McCool Ranch Oil Field. These leases occur in two parcels, “Parcel 1” and “Parcel 2”. Parcel 1 comprises ten leases and approximately 480 acres, which are held by delay rental payments that are paid-up and current. Parcel 2 comprises one lease and approximately 320 acres, which is held by production. The total leasehold comprises approximately 800 gross and net acres. As of April 30, 2025, we made the decision to abandon all McCool Ranch leases. Accordingly, these leases have been written off and have been expensed on the statement of operations as of April 30, 2025. No further rental payments or development activities will be pursued.

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

On December 29, 2023, we entered into an amendment to the ARLO Agreement, whereby we funded $200,000 of the $500,000 payable by us to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of April 30, 2025, we have paid a total of $225,000 to HSO in costs related to infrastructure and have obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of April 30, 2025.

Per the most recent amendment to the ARLO Agreement signed in April 2025, we had until May 10, 2025 to pay HSO an additional $1,775,000 to exercise an option for the remaining 17.75% working interest in the initial 960 acres of the Asphalt Ridge Leases. The option expired after the reporting period on May 10, 2025 due to our failure to exercise it before the expiration date. As a result, we forfeited any further right to acquire the additional 17.75% working interest but will retain our existing 2.25% interest in the leases.

Proved Property Leases

In April 2025, the Company acquired oil and gas lease rights for four leases related to the proved properties located in Saskatchewan, Canada (see Note 5); the sum total of all four leases is 320 net acres and all are held by production.

Board of Directors Compensation

On July 11, 2022, our Board of Directors approved compensation for each of the non-employee directors of the Company, which would be effective upon the consummation of the IPO. Such compensation is structured as follows: an annual retainer of $50,000 cash plus an additional $10,000 for each Board committee upon which the Director serves, each paid quarterly in arrears. Payment for this approved compensation commenced upon successful completion of the Company’s IPO in April 2023, and for the three and six months ended April 30, 2025, we recognized $102,508 and $161,675, respectively, in directors’ fees. For the three and six months ended April 30, 2024, we recognized $54,000 and $110,685, respectively, in directors’ fees.

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

Critical Accounting Policies and Estimates

Basis of Presentation

We prepare our condensed consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared, and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed consolidated financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our condensed consolidated financial statements. Described below are the most significant policies we apply in preparing our condensed consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 2 - Summary of Significant Accounting Policies” to our condensed consolidated financial statements.

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

As of April 30, 2025, we had five wells that are producing, all of which are located in the newly acquired Saskatchewan property, plus two workovers. We expect to add the reserve value of such fields to our reserve report after a further period of observation and review of the oil production; once this has been determined, we will estimate the necessary depreciation, depletion and amortization (“DD&A”) for such wells.

Proved and unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until we specifically identify a lease that will revert to the lessor, at which time we charge the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. As of April 30, 2025 and October 31, 2024, such oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

Proved oil and natural gas properties include developed and undeveloped reserves that have been confirmed through drilling and production activities. These properties are subject to DD&A, which is calculated using the unit-of-production method based on total proved reserves.

●	Proved developed reserves are amortized over the expected production life of the wells.
●	Proved undeveloped reserves remain capitalized until development activities commence.
●	The Company assesses impairment of proved properties periodically based on commodity prices, production forecasts, and reserve estimates.

As of April 30, 2025, we have proved reserves in the newly acquired Saskatchewan properties and expect to add the reserves values of such fields to our reserve report; once this has been done, we will estimate the necessary DD&A for such wells.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter ended April 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings.

Item 1A. Risk Factors

There have been no other material changes to the risk factors set forth in the section titled “Risk Factors” included in our Amendment No. 3 to our Annual Report on Form 10-K/A for the year ended October 31, 2024, which was filed with the SEC on April 15, 2025 (“2024 Annual Report”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our 2024 Annual Report, together with all of the other information in our 2024 Annual Report and in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our 2024 Annual Report.

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

Date: June 10, 2025

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: June 10, 2025

