Form 10-Q
period 2025-07-31
Trio Petroleum Corp
filed 2025-09-12
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-41643

TRIO PETROLEUM CORP

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

As of September 10, 2025, there were 8,440,849 shares of the registrant’s common stock outstanding.

TRIO PETROLEUM CORP

FORM 10-Q

For the Three and Nine Months Ended July 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$584,365	$285,945
Prepaid expenses	196,400	279,274
Accounts receivable	95,785	-
Total current assets	876,550	565,219

Oil and gas properties - not subject to amortization	12,155,186	11,119,119
Total assets	$13,031,736	$11,684,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,404,989	1,036,291
Asset retirement obligations - current	2,778	2,778
Convertible note, net of discounts	865	-
Due to operators	29,740	103,146
Promissory notes, net of discounts	-	742,852
Payable - related party	-	115,666
Note payable - related party	-	135,000
Deferred consideration payable	-	-
Other current liabilities	117,907	454,966
Total current liabilities	1,556,279	2,590,699

Long-term liabilities:
Asset retirement obligations, net of current portion	53,175	51,091
	53,175	51,091
Total liabilities	1,609,454	2,641,790

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at July 31, 2025 and October 31, 2024, respectively	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 8,399,839 and 3,203,068 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively	840	320
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	36,040,611	29,125,917
Accumulated other comprehensive income	30,520	-
Accumulated deficit	(24,639,679)	(20,073,679)
Total stockholders’ equity	11,422,282	9,042,548

Total liabilities and stockholders’ equity	$13,031,736	$11,684,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2025	2024	2025	2024

Revenues	$192,395	$63,052	$226,485	$135,975
Cost of goods sold	98,489	-	107,751	-
Gross profit	93,906	63,052	118,734	135,975

Operating expenses:
Exploration expense	(266)	8,054	35,616	132,871
General and administrative expense	671,741	1,326,171	2,138,768	3,759,546
Stock-based compensation expense	96,762	238,322	702,728	1,150,852
Accretion expense	695	695	2,084	2,084
Total operating expenses	768,932	1,573,242	2,879,196	5,045,353

Loss from operations	(675,026)	(1,510,190)	(2,760,462)	(4,909,378)

Other expenses:
Interest expense	147,552	668,381	496,072	1,810,370
Settlement fees	-	-	-	10,500
Loss on abandonment of oil and gas properties	37,344	-	611,763	-
Loss on extinguishment of debt	-	-	90,200	-
Loss on conversion	535,620	-	616,322	1,196,306
Loss on foreign currency translation	(8,819)	-	(8,819)	-
Total other expenses	711,697	668,381	1,805,538	3,017,176

Loss before income taxes	(1,386,723)	(2,178,571)	(4,566,000)	(7,926,554)
Provision for income taxes	-	-	-	-

Net loss	$(1,386,723)	$(2,178,571)	$(4,566,000)	$(7,926,554)

Basic and Diluted Net Loss per Common Share
Basic	$(0.17)	$(0.87)	$(0.69)	$(3.84)
Diluted	$(0.17)	$(0.87)	$(0.69)	$(3.84)

Weighted Average Number of Common Shares Outstanding
Basic	7,973,211	2,516,417	6,665,066	2,061,701
Diluted	7,973,211	2,516,417	6,665,066	2,061,701

Comprehensive loss:
Net loss	(1,386,723)	(2,178,571)	(4,566,000)	(7,926,554)
Foreign currency translation adjustment	(4,326)	-	30,520	-
Comprehensive loss	$(1,391,049)	$(2,178,571)	$(4,535,480)	$(7,926,554)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2025 AND 2024

(Unaudited)

					Accumulated
			Stock	Additional	Other		Total
	Common Stock		Subscription	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Income	Deficit	Equity

Balance at October 31, 2023	1,552,328	$155	$(10,010)	$20,200,121	$-	$(10,446,882)	$9,743,384
Issuance of common shares in lieu of cash payments on convertible note	55,179	6	-	344,676	-	-	344,682
Issuance of common shares to consultants	10,000	1	-	95,199	-	-	95,200
Issuance of equity warrants in connection with convertible note	-	-	-	151,490	-	-	151,490
Stock-based compensation	-	-	-	407,618	-	-	407,618
Net loss	-	-	-	-	-	(1,702,048)	(1,702,048)
Balance at January 31, 2024	1,617,507	$162	$(10,010)	$21,199,104	$-	$(12,148,930)	$9,040,326
Issuance of common shares in lieu of cash payments on convertible note	761,502	76	-	2,978,829	-	-	2,978,905
Issuance of commitment shares in connection with the April 2024 Financings	75,000	8	-	667,492	-	-	667,500
Issuance of common shares to consultants	85,000	9	-	599,291	-	-	599,300
Adjustment to common stock for warrants related to the Resale S-1/A	(22,590)	(3)	-	3	-	-	-
Stock-based compensation	-	-	-	504,912	-	-	504,912
Net loss	-	-	-	-	-	(4,045,935)	(4,045,935)
Balance at April 30, 2024	2,516,419	$252	$(10,010)	$25,949,631	$-	$(16,194,865)	$9,745,008
Issuance of equity warrants in connection with convertible note	-	-	-	257,701	-	-	257,701
Stock-based compensation	-	-	-	238,322	-	-	238,322
Net loss	-	-	-	-	-	(2,178,571	(2,178,571)
Balance at July 31, 2024	2,516,419	$252	$(10,010)	$26,445,654	$-	$(18,373,436)	$8,062,460

Balance at October 31, 2024	3,203,068	$320	$(10,010)	$29,125,917	$-	$(20,073,679)	$9,042,548
Issuance of common shares to executives and board members	210,000	21	-	(21)	-	-	-
Issuance of common shares in connection with ATM agreement, net	2,951,169	295	-	3,475,353	-	-	3,475,648
Issuance of common shares in lieu of cash payments on promissory notes	340,419	34	-	299,535	-	-	299,569
Issuance of beneficial ownership round-up shares for participants	21,046	2	-	(2)	-	-	-
Stock-based compensation	-	-	-	490,314	-	-	490,314
Net loss	-	-	-	-	-	(1,615,525)	(1,615,525)
Balance at January 31, 2025	6,725,702	$672	$(10,010)	$33,391,096	$-	$(21,689,204)	$11,692,554
Issuance of common shares in connection with asset acquisition	526,536	53	-	747,628	-	-	747,681
Issuance of common shares in connection with Note Exchange Agreement	230,992	23	-	392,665	-	-	392,688
Issuance of common shares to a consultant	20,000	2	-	27,998	-	-	28,000
Reduction in shares due to option forfeitures	(4,375)	-	-	-	-	-	-
Stock-based compensation	-	-	-	115,652	-	-	115,652
Net loss	-	-	-	-	-	(1,563,752)	(1,563,752)
Other comprehensive income	-	-	-	-	34,846	-	34,846
Balance at April 30, 2025	7,498,855	$750	$(10,010)	$34,675,039	$34,846	$(23,252,956)	$11,447,669
Issuance of common shares in lieu of cash payments on promissory notes	900,984	90	-	1,268,810	-	-	1,268,900
Stock-based compensation	-	-	-	96,762	-	-	96,762
Net loss	-	-	-	-	-	(1,386,723)	(1,386,723)
Other comprehensive loss	-	-	-	-	(4,326)	-	(4,326)
Balance at July 31, 2025	8,399,839	$840	$(10,010)	$36,040,611	$30,520	$(24,639,679)	$11,422,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended July 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,566,000)	$(7,926,554)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Issuance of common shares for services	28,000	694,500
Conversion of convertible note payments into common shares	-	3,323,587
Accretion expense	2,084	2,084
Amortization of debt discounts	489,792	1,803,758
Payable to related party	-	129,589
Stock-based compensation	702,728	1,150,852
Debt discounts - convertible note	-	(250,876)
Loss on issuance of common shares in lieu of cash principal payments on debt	616,322	-
Loss on abandonment of oil and gas properties	611,763
Loss on debt extinguishment	90,200	-
Changes in operating assets and liabilities:
Accounts receivable	(95,785)	-
Prepaid expenses and other receivables	75,874	(191,186)
Accounts payable and accrued liabilities	366,185	826,161
Other liabilities	(337,059)	556,727
Net cash (used in)/provided by operating activities	(2,015,896)	118,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for unproved oil and gas properties	(893,149)	(1,135,543)
Due to operators	(73,406)	(3,018)
Net cash used in investing activities	(966,555)	(1,138,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares in connection with ATM agreement	3,475,648	-
Payment of convertible note payable	-	(2,550,000)
Proceeds from promissory notes	-	1,836,880
Proceeds from note payable - related party	-	125,000
Payment for debt issuance costs	(43,330)	(210,778)
Payment of related party debt	(199,332)	-
Proceeds from issuance of convertible debt	606,000	550,000
Payment of promissory notes	(588,635)	-
Net cash provided by/(used in) financing activities	3,250,351	(248,898)

Effect of foreign currency exchange	30,520	-

NET CHANGE IN CASH	298,420	(1,268,817)
Cash - Beginning of period	285,945	1,561,924
Cash - End of period	$584,365	$293,107

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of shares to executives and directors	$21	$134,550
Issuance of warrants	$-	$409,191
Issuance of commitment shares	$-	$667,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIO PETROLEUM CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2025

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Company Organization

Trio Petroleum Corp (“Trio Petroleum,” the “Company,” or “TPET”) is a California-based oil and gas exploration and development company incorporated under the laws of the State of Delaware on July 19, 2021. The Company is headquartered in Bakersfield, California, with its principal executive offices located at 23823 Malibu Road, Suite 304, Malibu, California 90265.

Trio Petroleum was formed to acquire, finance, and operate oil and gas exploration, development, and production projects, initially focusing on its flagship asset in California—the South Salinas Project (“South Salinas Project”). Since inception, the Company expanded its portfolio to include interests in the McCool Ranch Oil Field in Monterey County, California (which was subsequently abandoned in May 2025), the Asphalt Ridge Project in Uintah County, Utah, and assets in the heavy oil region of Lloydminster, Saskatchewan, Canada.

The Company commenced revenue-generating operations on February 22, 2024, with the restart of production at the McCool Ranch Oil Field. Initial revenues were recognized during the fiscal quarter ended April 30, 2024, with proceeds received in June 2024. Operations at McCool Ranch were discontinued and all related leases were terminated in May 2025. Most recently, the Company recognized initial revenues from its Saskatchewan assets during the fiscal quarter ended April 30, 2025. These revenues have been sustained and improved during the fiscal quarter ended July 31, 2025, reflecting continued operational progress in the Saskatchewan region.

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

There are two contiguous areas of notable oil/gas accumulations in the South Salinas Project; the first is the Humpback Area that occurs in the northern part of the project and the second is the Presidents Area (“Presidents Oil Field”) that occurs in the southern part of the project. As of July 31, 2025 and October 31, 2024, there were no proved reserves attributable to the approximate 9,300 acres of the property. Since it was returned to production in March 2024, the HV-3A well or discovery well at the South Salinas Project has been producing oil with a generally favorable oil-water ratio but is currently idled pending an assessment of the viability of increasing the well’s gross production rate.

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

Additional Acquisitions - Novacor Acquisition

As of April 4, 2025, the Company entered into an Asset Purchase Agreement (the “Novacor APA”) with Trio Petroleum Canada and Novacor Exploration Ltd., a corporation incorporated under the Canada Business Corporations Act (“Novacor”), pursuant to which, subject to the terms and conditions set forth in the Novacor APA, Trio Canada agreed to acquire certain assets of Novacor relating its oil and gas business, including certain contracts, leases and permits for working interests in petroleum and natural gas and mineral rights located in the Lloydminster, Saskatchewan heavy oil region in Canada (see Note 5 for further information).

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements of Trio Petroleum Corp include the accounts of TPET and our wholly owned Canadian subsidiary Trio Canada. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Amounts presented in the balance sheet as of October 31, 2024 are derived from our audited financial statements as of that date. The unaudited condensed consolidated financial statements as of and for the three and nine month periods ended July 31, 2025 and 2024 have been prepared in accordance U.S. GAAP and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K/A filed with the SEC on April 15, 2025. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary is the Canadian Dollar (“CAD”) for balance sheet accounts (0.7218 and 0.7177 CAD to 1 US dollar, each as of July 31, 2025 and October 31, 2024, respectively), while expense accounts are translated at the weighted average exchange rate for the period (0.7276 and 0.7302 CAD to 1 US dollar for each of the three months ended July 31, 2025 and 2024, respectively, and 0.7118 and 0.7358 CAD to 1 US dollar each for the nine months ended July 31, 2025 and 2024, respectively). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income represents the change in equity from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. As described above, this includes foreign currency translation adjustments. For the three and nine months ended July 31, 2025, the Company recorded other comprehensive (loss) income of $(4,326) and $30,520, respectively, related to foreign currency translation adjustments. No such amounts were recorded for the three and nine months ended July 31, 2024.

Foreign currency gains and losses arising from transactions denominated in currencies other than the Company’s functional currency, including intercompany transactions, are recognized in the condensed consolidated statements of operations as incurred. For the three and nine months ended July 31, 2025, the Company recognized foreign currency transaction losses of $8,819, with no such gains or losses recognized during the comparable periods in 2024. These amounts are classified within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of July 31, 2025 and October 31, 2024.

Prepaid Expenses

Prepaid expenses consist primarily of payments made in advance for goods or services to be received in future periods. These include prepaid insurance, software subscriptions, and lease-related costs. Prepaid expenses are recorded as current assets and amortized on a straight-line basis over the period of benefit.

During the quarter ended July 31, 2025, the Company entered into a short-term surface lease agreement for access to land in Saskatchewan, Canada, related to oil and gas development activities, including a well site and access road. In accordance with ASC 842 - Leases and the Company’s lease accounting policy, the full lease payment of $15,535 CAD was made on May 1, 2025 and recorded as a Prepaid Lease Expense. The lease term is 12 months, and the expense is recognized ratably over the lease period. As of July 31, 2025, $3,884 CAD has been recognized in Operating Expenses, with the remaining $11,651.26 CAD classified as a current asset.

As of July 31, 2025 and October 31, 2024, the balances of the prepaids account were $196,400 and $279,274, respectively.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. As of July 31, 2025 and October 31, 2024, the Company recorded $43,330 and $259,903 in debt issuance costs, respectively.

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

As of July 31, 2025, the Company had seven wells that are producing, all of which are located in the newly acquired Saskatchewan property. The Company expects to add the reserve value of such fields to the Company’s reserve report after a further period of observation and review of the oil production; once this has been determined, it will estimate the necessary depreciation, depletion and amortization (“DD&A”) for such wells.

Proved and unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until the Company specifically identifies a lease that will revert to the lessor, at which time the Company charges the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future development plans. As of July 31, 2025 and October 31, 2024, such oil and gas properties were classified as unproved properties and were not subject to DD&A.

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

As of July 31, 2025, the Company has proved reserves in the newly acquired Saskatchewan properties and expects to add the reserves values of such fields to the Company’s reserve report; once this has been done, it will estimate the necessary DD&A for such wells.

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

Components of the changes in ARO are shown below:

ARO, ending balance – October 31, 2024	$53,869
Accretion expense	2,084
ARO, ending balance – July 31, 2025	55,953
Less: ARO – current	2,778
ARO, net of current portion – July 31, 2025	$53,175

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

Related Parties

Related parties are directly or indirectly related to the Company, through one or more intermediaries and are in control, controlled by, or under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. On September 14, 2021, the Company acquired an 82.75% working interest (which was subsequently increased to an 85.775% working interest as of April 2023) in the SSP from Trio LLC in exchange for cash, a note payable to Trio LLC and the issuance of 245,000 shares of common stock. As of the date of the acquisition, Trio LLC owned 45% of the outstanding shares of the Company and was considered a related party. As of July 31, 2025 and October 31, 2024, Trio LLC owned less than 1% and 1%, respectively, of the outstanding shares of the Company.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At July 31, 2025 and October 31, 2024, the Company’s net deferred tax asset has been fully reserved.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding, because their inclusion would have been anti-dilutive:

	Nine Months Ended July 31, 2025		Nine Months Ended July 31, 2024
Warrants	17,098	(1)	19,228	(1)
Total potentially dilutive securities	17,098		19,228

(1)	Balance consists of potentially dilutive shares based on 171,994 and 191,994 outstanding, equity classified warrants, respectively.

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

Subsequent Events

The Company evaluated all events and transactions that occurred after July 31, 2025 through the date of the filing of this report. See Note 10 for such events and transactions.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of July 31, 2025, the Company had $584,365 in its operating bank account and a working capital deficit of $679,729. The Company has incurred significant losses since inception and, as of July 31, 2025, had an accumulated deficit of $24,639,679.

To date, the Company has funded its operations primarily through equity and debt financings, including:

●	Proceeds from the issuance of common stock and financing from certain investors
●	Net proceeds from its initial public offering (“IPO”) in April 2023
●	Convertible note financings totaling $2,371,500 in October and December 2023
●	An unsecured promissory note of $125,000 from the Company’s former CEO in 2024
●	Gross proceeds of $543,500 from promissory notes with investors in 2024
●	Gross proceeds of $1,440,000 from convertible debt financing in 2024
●	Net proceeds of approximately $4,650,000 under an “at-the-market” agreement entered into in September 2024
●	Gross proceeds of $606,000 from a private placement of convertible debt financing in April 2025
●	Gross proceeds of $1,020,000 from a private placement of convertible debt financing in August 2025

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to operate and meet its obligations over the twelve months following the issuance of these financial statements. However, the Company has experienced recurring losses from operations and negative cash flows, and its current cash resources are not sufficient to meet projected operating and capital requirements for the next twelve months.

Management plans to address this liquidity shortfall by seeking additional capital through the issuance of equity securities, debt financing, or other strategic arrangements. While the Company has been successful in raising capital to date, there can be no assurance that future financing will be available on acceptable terms, or at all.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the periods below:

	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024	Nine Months Ended July 31, 2025	Nine Months Ended July 31, 2024
Oil sales	$192,395	$63,052	$226,485	$135,975

Total revenue from customers	$192,395	$63,052	$226,485	$135,975

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of July 31, 2025.

Significant concentrations of credit risk

The Company’s revenue is primarily generated from oil and gas sales in California, United States, and Saskatchewan, Canada. As of July 31, 2025, 100% of total revenue comes from customers located in these regions. Changes in state and provincial regulations, market conditions, or environmental policies could significantly impact the Company’s financial performance. Additionally, fluctuations in commodity pricing and regional demand trends within California and Saskatchewan may affect future revenues.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of July 31, 2025	As of October 31, 2024

Oil and gas properties – not subject to amortization	$12,155,186	$11,119,119
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$12,155,186	$11,119,119

During the three and nine months ended July 31, 2025, the Company incurred aggregated exploration costs of $(266) and $35,616, respectively. The negative expense for the three-month period reflects the reversal of previously accrued exploration costs recorded in the prior quarter, related to properties that were subsequently abandoned during the current fiscal year. During the three and nine months ended July 31, 2024, the Company incurred aggregated exploration costs of $8,054 and $132,871, respectively. These expenses primarily consisted of exploratory, geological, and geophysical costs, and were expensed in the condensed consolidated statements of operations during the applicable periods.

For capitalized costs, the Company incurred approximately $1.0 million and approximately $1.1 million for the nine months ended July 31, 2025 and 2024, respectively; these expenses were related to drilling exploratory wells and acquisition costs, both of which were capitalized and are reflected in the balance of the oil and gas property as of July 31, 2025 and 2024, respectively.

Leases

South Salinas Project

As of July 31, 2025, the Company holds interests in various leases related to the unproved properties of the South Salinas Project (see Note 7). Two of these leases are held with the same lessor:

●	Lease 1 – 8,417 acres; this lease was amended on May 27, 2022, to extend the then-active force majeure status for an uncontested twelve-month period, during which the Company was not required to demonstrate the existence of force majeure conditions. As consideration, the Company paid a one-time, non-refundable fee of $252,512, which was capitalized and included in the oil and gas property balance as of October 31, 2022. The extension period commenced on June 19, 2022. The force majeure status has since been extinguished by the drilling of the HV-1 well. The lease remains valid due to ongoing operations and oil production at the HV-3A well.

●	Lease 2 – 160 acres; this lease is held by delay rental and is renewed every three years. Until drilling commences, the Company is required to make annual delay rental payments of $30 per acre. The Company is in compliance and has prepaid the rental for the period October 2024 through October 2025.

During February and March 2023, the Company entered into additional leases with two groups of lessors:

●	Group 1 – 360 acres; these leases have a 20-year term and require annual rental payments of $25 per acre.

●	Group 2 – 307.75 acres; these leases also have a 20-year term, with annual rental payments of $30 per acre.

During the current fiscal year, the Company made a strategic decision to abandon these additional leases. As a result, all associated exploration and development costs—including capitalized costs for support equipment and facilities—have been expensed in accordance with applicable accounting standards. The total expense recognized in connection with this abandonment was $111,149 and is reflected in the Company’s statement of operations for the year-to-date period.

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

On May 27, 2025, the Company made the decision to terminate the McCool Ranch Oil Field leases; accordingly, all capitalized costs related to the acquisition, refurbishment, and production restart—including costs for support equipment and facilities—totaling $500,614 have been written off and expensed in the statement of operations for the period ended July 31, 2025.

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

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of July 31, 2025, the Company has paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of July 31, 2025.

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

Novacor Acquisition

On April 4, 2025, the Company entered into the Novacor APA with Trio Canada and Novacor Exploration Ltd. (“Novacor”), a Canadian corporation. Under the Novacor APA, Trio Canada agreed to acquire certain oil and gas assets from Novacor, including contracts, leases, and permits for working interests in petroleum, natural gas, and mineral rights located in the Lloydminster, Saskatchewan heavy oil region (the “Novacor Assets”), free and clear of liens other than specified assumed liabilities.

The total purchase price was (i) US$650,000 in cash, including a previously paid deposit of $65,000, and (ii) the issuance of 526,536 shares of the Company’s common stock.

The Novacor APA provided for two closings, both of which have been consummated on the respective dates below:

●	First Closing – April 8, 2025: Title to a portion of the Novacor Assets was transferred to Trio Canada. The Company delivered $260,000 in cash (net of the deposit) and issued the 526,536 Novacor Shares.
●	Second Closing – May 22, 2025: Title to the remaining Novacor Assets was transferred, and the Company paid $325,000 in cash.

The Company has accounted for the transaction as an asset acquisition under ASC 805 – Business Combinations. As of July 31, 2025, the total capitalized cost of the Novacor Assets is $1,406,081, comprising:

●	$333,400 in cash payments, including $8,400 in capitalizable Canadian Provincial Sales Tax (“PST”)
●	$747,681 in equity consideration, based on a fair value of $1.42 per share
●	$325,000 in deferred consideration paid at the Second Closing

Following the closings, operating costs for the Novacor Assets have been and will be maintained at levels consistent with the auditor’s report for the 18-month period prior to acquisition, unless otherwise agreed upon. After two years, operating costs will remain competitive with other operators in the region; Novacor will serve as the on-site operator and perform all work and services under the Novacor APA and Trio Canada may terminate Novacor’s operational role with 30 days’ prior written notice.

Optioned Assets – P.R. Spring, Uintah Basin, Utah

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

NOTE 6 – RELATED PARTY TRANSACTIONS

South Salinas Project – Related Party

Upon its formation, the Company acquired from Trio LLC a majority working interest in the South Salinas Project and engaged the services of certain members of Trio LLC to manage the Company’s assets (see Note 1 and Note 5). Trio LLC operates the South Salinas Project on behalf of the Company, and as operator, conducts and has full control of the operations within the constraints of the Joint Operating Agreement, and acts in the capacity of an independent contractor. Trio LLC currently holds a 3.8% working interest in the South Salinas Project and the Company holds an 85.775% working interest. The Company provides funds to Trio LLC to develop and operate the assets in the South Salinas Project; such funds are classified in the short-term asset/liability section of the balance sheet as Advance to Operators/Due to Operators, respectively. As of July 31, 2025 and October 31, 2024, the balance of the Due to Operators account is $29,740 and $103,146, respectively.

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

On May 27, 2025, the Company made the decision to terminate the McCool Ranch Oil Field leases. Accordingly, all capitalized costs related to the acquisition, refurbishment, and production restart—including costs for support equipment and facilities—totaling $500,614 have been written off and expensed in the statement of operations.

Restricted Stock Units (“RSUs”) issued to Directors

On June 19, 2024, the Company agreed to award 50,000 restricted stock units to a newly appointed director under the Plan; as there were only 22,750 shares remaining for issuance under the Plan at that time, 22,500 RSUs were awarded immediately with a fair value of $6.00 per share for a grant date value of $134,550, with the remainder issued in the following quarter at a fair value of $3.32 per share for a grant date value of $91,300. For the three and nine months ended July 31, 2025, the Company recognized stock-based compensation for these awards in the amount of $40,819 and $116,587, respectively, within stock-based compensation expenses on the income statement, with $78,613 of unrecognized expense as of the period ended July 31, 2025.

On October 21, 2024, the Company agreed to award 12,500 restricted stock units to a newly appointed director under the Plan; the RSUs vest at a rate of 100% upon the six-month anniversary of the commencement date and were recorded at a fair value of $3.13 per share for a grant date value of $39,125. Additionally, on October 21, 2024, the Company agreed to award an aggregate of 37,500 restricted stock units to current directors under the Plan; the RSUs vest at a rate of 100% upon the three-month anniversary of the commencement date and were recorded at a fair value of $3.13 per share for an aggregate grant date value of $117,375. For the three and nine months ended July 31, 2025, the Company recognized stock-based compensation for these awards in the amount of $0 and $141,592, respectively, within stock-based compensation expenses on the income statement, with $0 of unrecognized expense as of the period ended July 31, 2025.

Restricted Shares issued to Executives and Employees

In May 2023, the Company entered into six employee agreements which, among other things, provided for the grant of an aggregate of 35,000 restricted shares pursuant to the Plan. Per the terms of the employee agreements, subject to continued employment, the restricted shares vest as follows: 25% of the shares vested five months after the issuance date, after which the remainder vest in equal tranches every six months until fully vested. The shares were recorded on the date of issuance at a fair value of $43.00 per share for an aggregate fair value of $1,505,000; during the current fiscal year, four employee agreements were not renewed and 4,375 restricted shares were forfeited as a result. For the three and nine months ended July 31, 2025, the Company recognized stock-based compensation of $0 and $180,936, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $0 as of the period ended July 31, 2025. For the three and nine months ended July 31, 2024, the Company recognized stock-based compensation of $189,845 and $563,343, respectively, within stock-based compensation expenses on the income statement, with unrecognized expense of $414,474 as of the period ended July 31, 2024.

On July 11, 2024, the Company and Mr. Peterson (the Company’s former Chief Executive Officer) entered into a three-month consulting agreement, which includes a monthly cash fee of $10,000 and an award of 50,000 RSUs pursuant to the Plan. The units were recorded at a fair value of $3.32 per share for a grant date value of $166,000 and for the three and nine months ended July 31, 2025, the Company recognized stock-based compensation for the award of $0 and $68,033, respectively, within stock-based compensation expenses on the income statement, with no unrecognized expense as of the period ended July 31, 2025.

On July 11, 2024, the Company entered into an employment agreement with Mr. Robin Ross, pursuant to which Mr. Ross started serving as Chief Executive Officer of the Company, replacing Mr. Peterson. Pursuant to the Ross Employment Agreement, Mr. Ross was initially paid an annual base salary of $300,000. In addition, Mr. Ross is entitled to receive, subject to his continuing employment with the Company on the applicable date of the bonus payout, an annual target discretionary bonus of up to 100% of his annual base salary, payable at the discretion of the Compensation Committee of the Board based upon the Company’s and Mr. Ross’ achievement of objectives and milestones to be determined on an annual basis by the Board. Pursuant to the Ross Employment Agreement, the Company awarded Mr. Ross 100,000 RSUs pursuant to the Plan; the RSUs were recorded at a fair value of $3.32 per share for a grant date value of $332,000 and for the three and nine months ended July 31, 2025, the Company recognized stock-based compensation for the award in the amount of $55,941 and $166,000, respectively, within stock-based compensation expenses on the income statement, with $144,110 of unrecognized expense as of the period ended July 31, 2025.

On October 21, 2024, the Company agreed to award 10,000 restricted stock units to Greg Overholtzer, the Company’s Chief Financial Officer, under the 2022 Plan; the RSUs vest at a rate of 100% upon the six-month anniversary of the commencement date and were recorded at a fair value of $3.13 per share for a grant date value of $31,300. For the three and nine months ended July 31, 2025, the Company recognized stock-based compensation for the award in the amount of $0 and $29,580, respectively, within stock-based compensation expenses on the income statement, with $0 of unrecognized expense as of the period ended July 31, 2025.

Note Payable – Related Party

On March 26, 2024, the Company borrowed $125,000 from its former Chief Executive Officer, Michael L. Peterson, in connection with which the Company delivered to Mr. Peterson an Unsecured Subordinated Promissory Note in the principal amount of $125,000. The Note is payable on or before September 26, 2024 (the “Peterson Note Maturity Date”), upon which date the principal balance and interest accruable at a rate of 10% per annum is due and payable to Mr. Peterson by the Company. The Company may prepay the Peterson Note at any time prior to the Peterson Note Maturity Date, in whole or in part, without premium or penalty. The Company is also required to prepay the Peterson Note, in full, prior to the Peterson Note Maturity Date from the proceeds of any equity or debt financing received by the Company of at least $1,000,000. As additional consideration for the Peterson Loan, the Company accelerated the vesting of 50,000 shares of restricted stock awarded to Mr. Peterson under the Company’s 2022 Equity Incentive Plan, as amended (the “2022 Plan”). The Peterson Note also provides for acceleration of payment of the outstanding principal balance and all accrued and unpaid interest in the case of an Event of Default (as such term is defined in the Peterson Note), where there is either a payment default or a bankruptcy event.

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

Under the terms of the Loan Agreement, $585,000 of the Loan Amount is required to be used to pay the remaining cash amount payable to Novacor in connection with the Novacor Acquisition; the remainder of the Loan Amount is to be used for ongoing operating costs of Trio Canada. As of July 31, 2025, $700,665 has been used for consideration in the Novacor acquisition, and the remaining, unused portion of the subsidiary loan is $430,335.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be subject to claims and legal proceedings arising in the ordinary course of business. Management currently believes that any potential liabilities arising from such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Unproved Property Leases

South Salinas Project

The Company holds various leases related to unproved properties in the South Salinas Project, including two leases with the same lessor:

●	Lease 1 (8,417 acres): Amended on May 27, 2022 to extend force majeure status for an additional uncontested twelve months, releasing the Company from evidencing force majeure conditions during that period. A one-time, non-refundable payment of $252,512 was made and capitalized as part of oil and gas property as of October 31, 2022. The force majeure status was extinguished following the drilling of the HV-1 well. Continued operations and oil production at the HV-3A well maintain the lease’s validity.
●	Lease 2 (160 acres): Held by delay rental, renewed every three years. The Company is required to pay $30 per acre annually until drilling commences. The delay rental payment for October 2024 through October 2025 has been paid in advance, and the Company remains in compliance.

In February and March 2023, the Company entered into additional leases covering unproved properties in the South Salinas Project:

●	Group 1: Covers 360 acres with a 20-year term; annual rental payments of $25 per acre
●	Group 2: Covers 307.75 acres with a 20-year term; annual rental payments of $30 per acre

During the second and third quarters of fiscal 2025, the Company strategically abandoned all additional leases in the South Salinas Project. All associated exploration and development costs, including capitalized expenditures for equipment and facilities, were expensed in accordance with applicable accounting standards. This decision followed a comprehensive evaluation of the leases’ economic viability, market conditions, regulatory factors, and operational constraints.

McCool Ranch Oil Field

The Company previously held interests in two parcels of unproved leases in the McCool Ranch Oil Field:

●	Parcel 1: Ten leases totaling approximately 480 acres, held by delay rental payments
●	Parcel 2: One lease totaling approximately 320 acres, held by production

As of the second quarter of 2025, the Company elected to terminate all McCool Ranch leases. These leases have been written off and expensed in the statement of operations. No further rental payments or development activities will be pursued.

Asphalt Ridge Leases – ARLO Agreement

On November 10, 2023, the Company entered into the ARLO Agreement with HSO, granting the exclusive right to acquire up to a 20% working interest in a 960-acre drilling and production program in the Asphalt Ridge leases for $2,000,000. The agreement allowed for investment in tranches, with an initial tranche of no less than $500,000 payable within seven days of HSO satisfying certain conditions.

On December 29, 2023, the Company amended the ARLO Agreement and funded $200,000 of the initial $500,000 tranche in advance of HSO satisfying the required conditions. In exchange, the Company acquired a 2% interest in the leases. These funds were designated for infrastructure development, including road construction. As of July 31, 2025, the Company had paid a total of $225,000 to HSO and holds a 2.25% working interest in the leases. These costs have been capitalized and are reflected in the oil and gas property balance as of July 31, 2025.

Under the most recent amendment signed in April 2025, the Company had until May 10, 2025 to pay an additional $1,775,000 to exercise its option for the remaining 17.75% interest. The option expired unexercised after the reporting period, and the Company forfeited its right to acquire the additional interest. The Company retains its existing 2.25% interest.

Proved Property Leases

Saskatchewan, Canada

In April 2025, the Company acquired oil and gas lease rights for four proved properties located in Saskatchewan, Canada (see Note 5). The leases total 320 net acres and are all held by production.

Board of Directors Compensation

On July 11, 2022, the Company’s Board of Directors approved a compensation plan for non-employee directors, effective upon the consummation of the Company’s initial public offering (IPO). Under this plan, each non-employee director is entitled to an annual cash retainer of $50,000, plus an additional $10,000 per Board committee served, with all payments made quarterly in arrears. Compensation payments commenced following the successful completion of the IPO in April 2023.

For the three and nine months ended July 31, 2025, the Company recognized director compensation expense of $80,007 and $241,682, respectively. For the corresponding periods in 2024, the Company recognized $55,000 and $165,000, respectively.

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

NOTE 8 – NOTES PAYABLE

Notes payable as of July 31, 2025 and October 31, 2024 consisted of the following:

	As of July 31, 2025	As of October 31, 2024
Promissory notes, net of discounts	-	742,852
Payable – related party	-	115,666
Convertible note, net of discounts	865	-
Note Payable, related party	-	135,000
Total Notes payable	$865	$993,518

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

On September 30, 2024, October 30, 2024 and November 30, 2024, the Company made cash payments in the amounts of $118,440, $29,610 and $88,830, respectively, in full satisfaction of the principal balance of the note. As of July 31, 2025, the balance of the promissory note was zero, with total non-cash interest expense related to discounts recognized in the amounts of zero and $21,315 for the three and nine months ended July 31, 2025, respectively, and total non-cash interest expense related to discounts recognized in the amounts of $21,550 and $29,514 for the three and nine months ended July 31, 2024, respectively, with $72,380 in noncash interest expense related to discounts recognized over the life of the note.

Note Payable – Related Party

On March 26, 2024, the Company borrowed $125,000 from its former Chief Executive Officer, Michael L. Peterson, in connection with which the Company delivered to Mr. Peterson an Unsecured Subordinated Promissory Note in the principal amount of $125,000. The Note is payable on or before September 26, 2024, upon which date the principal balance and interest accruable at a rate of 10% per annum is due and payable to Mr. Peterson by the Company. The Company may prepay the Peterson Note at any time prior to the Peterson Note Maturity Date, in whole or in part, without premium or penalty. The Company is also required to prepay the Peterson Note, in full, prior to the Peterson Note Maturity Date from the proceeds of any equity or debt financing received by the Company of at least $1,000,000. As additional consideration for the Peterson Loan, the Company accelerated the vesting of 50,000 shares of restricted stock awarded to Mr. Peterson under the Company’s 2022 Plan. The Peterson Note also provides for acceleration of payment of the outstanding principal balance and all accrued and unpaid interest in the case of an Event of Default (as such term is defined in the Peterson Note), where there is either a payment default or a bankruptcy event.

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

On December 2, 2024, December 20, 2024 and January 7, 2025, the Company made principal payments in the amounts of $88,888, $290,844 and $192,492, respectively, in full satisfaction of the principal balance of the notes; the first and third payments were made in cash, with losses resulting from make-whole payments per the terms of the agreement in the amounts of $2,668 and $69,310, respectively. The second payment was converted into shares at 103% for a conversion amount of $299,569, with shares issued numbering 340,419 at a fair value per share of $0.88, which resulted in a loss of $8,725. As of July 31, 2025, the balance of the June 2024 Notes was zero, with noncash interest expense related to discounts recognized in the amounts of zero and $249,805 for the three and nine months ended July 31, 2025, respectively, and $381,501 in noncash interest expense related to discounts recognized over the life of the notes.

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

During fiscal year 2025, the Company made aggregate principal payments of $148,960 in cash; during the third quarter, the Company issued 23,644 shares of common stock to the investor in satisfaction of a principal payment obligation; the shares were issued at a conversion price of $0.90 per share, representing a total value of $28,846. The fair value of the shares on the issuance date exceeded the principal amount settled, resulting in a recognized loss of $7,566, which was recorded in the statement of operations. As of July 31, 2025, the balance of the note was $0, with noncash interest expense recognized in the amount of $5,992 and $41,652 for the three and nine months ended July 31, 2025, respectively.

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

As of July 31, 2025, the balance of the August 6, 2024 Financing was $0, with noncash interest expense recognized for the amortization of debt discounts of $0 and $26,826 for the three and nine months ended July 31, 2025, respectively.

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

Between June 11 and June 23, 2025, the Company issued an aggregate of 877,340 shares of common stock to the Convertible Note Investor in satisfaction of principal payment obligations under the Amended and Restated Note. The issuances occurred on June 11, 12, 13, 17, 18, and 23, at conversion prices ranging from $0.81 to $0.83 per share, for a total value of $1,240,054. The fair value of the shares issued exceeded the principal amounts settled, resulting in a total recognized loss of $528,054, which was recorded in the statement of operations.

As of July 31, 2025, the balance of the April 2025 Financing was $865, with noncash interest expense recognized for the amortization of debt discounts of $139,092 and $150,192 for the three and nine months ended July 31, 2025, respectively.

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

On May 14, 2025, the Company issued 23,644 shares of common stock to an investor in satisfaction of a principal payment obligation, pursuant to a conversion agreement. The shares were issued at a conversion price of $0.90 per share, representing a total value of $28,846. The fair value of the shares on the issuance date exceeded the principal amount settled, resulting in a recognized loss of $7,566, which was recorded in the statement of operations.

Between June 11 and June 23, 2025, the Company issued an aggregate of 877,340 shares of common stock to an investor in satisfaction of principal payment obligations under a convertible debt agreement. The issuances occurred on June 11, 12, 13, 17, 18, and 23, at conversion prices ranging from $0.81 to $0.83 per share, for a total value of $1,240,054. The fair value of the shares issued exceeded the principal amounts settled, resulting in a total recognized loss of $528,054, which was recorded in the statement of operations.

During the period ended July 31, 2025, Company did not grant any RSUs; the stock-based compensation expense related to previously granted RSUs was $96,762, which was recognized in the condensed consolidated statements of operations.

On July 30, 2025, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to reduce the total number of authorized shares to 160,000,000, consisting of 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. The certificate of amendment effectuating this change was filed with the Secretary of State of the State of Delaware on July 30, 2025, and became effective upon filing.

Series 1 Preferred Shares

Trio Canada is authorized to issue an unlimited number of Series 1 Preferred Shares; under the terms of the shares, (i) holders of such shares may require the entity to purchase their shares upon submission of a retraction notice, (ii) Trio Canada is obligated to redeem the shares within 30 days of receiving a retraction notice and (iii) Trio Canada may redeem the shares at its discretion at any time. On April 4, 2025, Trio Canada issued 1,071,886 Series 1 Preferred shares (which are redeemable at CAD$1.00) at a value of US$754,000.

Warrants

A summary of the warrant activity during the nine months ended July 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Life in Years	Intrinsic Value

Outstanding, November 1, 2024	191,994	$15.24	3.8	$47,160
Expired	(20,000)	30.00	-	-
Outstanding, July 31, 2025	171,994	$13.52	3.5	$19,000

Exercisable, July 31, 2025	171,994	$13.52	3.5	$19,000

A summary of the warrant activity during the nine months ended July 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Life in Years	Intrinsic Value

Outstanding, November 1, 2023	88,336	$22.35	7.3	$-
Issued	103,658	9.18	4.8	-
Outstanding, July 31, 2024	191,994	$15.24	4.0	$98,800

Exercisable, July 31, 2024	191,994	$15.24	4.0	$98,800

A summary of outstanding and exercisable warrants as of July 31, 2025 is presented below:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$0.20	20,000	2.7	20,000
$66.00	5,000	2.7	5,000
$24.00	43,336	3.2	43,336
$26.40	4,167	3.2	4,167
$10.00	22,279	3.4	22,279
$11.00	2,750	3.4	2,750
$7.91	74,462	3.9	74,462
	171,994	3.5	171,994

Stock Options

A summary of option activity during the nine months ended July 31, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2024	6,000	$10.46	3.8	$-
Issued	-	-	-	-
Outstanding, July 31, 2025	6,000	$10.46	3.0	$-

Exercisable, July 31, 2025	6,000	$10.46	3.0	$-

A summary of option activity during the nine months ended July 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2023	6,000	$10.46	4.8	$-
Issued	-	-	-	-
Outstanding, July 31, 2024	6,000	$10.46	4.0	$-

Exercisable, July 31, 2024	6,000	$10.46	4.0	$-

A summary of outstanding and exercisable options as of July 31, 2025 is presented below:

Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$10.46	6,000	3.0	6,000
	6,000		6,000

On August 15, 2023, the Company issued five-year options to purchase 6,000 shares of the Company’s common stock to a consultant of the Company, pursuant to the 2022 Plan. The options have an exercise price of $10.46 per share and vest monthly over a period of 24 months, beginning on the vesting commencement date. The options have a grant date fair value of $55,711, which will be recognized over the vesting term.

The assumptions used in the Black-Scholes valuation method for these options issued in 2023 were as follows:

Risk free interest rate	4.36%
Expected term (years)	5.0
Expected volatility	137.1%
Expected dividends rate	0%

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events and transactions that occurred after July 31, 2025, through the date the condensed consolidated financial statements were issued. Except for the following, there are no subsequent events identified that would require disclosure in the condensed consolidated financial statements.

Resignation and Consulting Engagement of Stanford Eschner

On August 1, 2025, Stanford Eschner resigned from his roles as Vice Chairman and director of Trio Petroleum Corp, effective immediately. His resignation did not result from any disagreement with the Company’s management or Board regarding operations, policies, or practices.

Concurrently, the Board approved Mr. Eschner’s engagement as a consultant to the Company through December 31, 2025. Under the Consulting Agreement, Mr. Eschner will receive $4,267 per month and a one-time issuance of 15,000 shares of common stock pursuant to the Company’s 2022 Plan.

Compensation Adjustments for Chief Executive Officer (CEO) Robin Ross

On August 1, 2025, the Compensation Committee approved an increase in Robin Ross’s annual base salary from $300,000 to $400,000, effective immediately. Mr. Ross was also granted a one-time award of 625,000 shares of common stock under the 2022 Plan. These changes were reflected in an amendment to his Executive Employment Agreement.

Additionally, the Compensation Committee authorized a cash bonus of $150,000 to Mr. Ross, payable at the Board’s discretion, pursuant to Section 4 of his existing employment agreement.

Equity Award to Chief Financial Officer (CFO) Gregory Overholtzer

On August 1, 2025, the Compensation Committee approved a one-time award of 62,500 shares of common stock to Gregory Overholtzer, the Company’s Chief Financial Officer, under the 2022 Plan. The terms of this award will be documented in a forthcoming agreement between the Company and Mr. Overholtzer.

Equity Awards to Board of Directors

On August 1, 2025, the Compensation Committee approved the award of an aggregate of 850,000 common shares to four non-employee board members.

Convertible Notes Financing

On August 15, 2025, the Company completed a private placement of three unsecured convertible promissory notes to three institutional investors for an aggregate principal amount of $1,020,000, with a 15% original issue discount, resulting in net funding of $1,020,000. After deducting placement agent and legal fees, net proceeds totaled $928,600, which are to be used for working capital and general corporate purposes.

The notes are convertible into common stock at the lesser of $1.32 or 90% of the lowest VWAP over the five trading days prior to the date of a notice of conversion, subject to a floor price of $0.72 (adjustable down to $0.22 under certain conditions). The Company may require conversion if specific trading and registration conditions are met. Investors may not convert amounts that would exceed 4.99% (or 9.99%, if elected) ownership or the maximum conversion cap. The maximum number of shares issuable upon conversion of all notes is 1,679,127, representing 19.99% of the Company’s outstanding common stock as of the closing date.

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

Novacor Asset Purchase Agreement

As of April 4, 2025, we entered into an Asset Purchase Agreement (the “Novacor APA”) with Trio Canada and Novacor Exploration Ltd., a corporation incorporated under the Canada Business Corporations Act (“Novacor”), pursuant to which, subject to the terms and conditions set forth in the Novacor APA, Trio Canada agreed to acquire certain assets of Novacor relating its oil and gas business, including certain contracts, leases and permits for working interests in petroleum and natural gas and mineral rights located in the Lloydminster, Saskatchewan heavy oil region in Canada (collectively, the “Novacor Assets”), free and clear of any liens other than certain specified liabilities of Novacor that are being assumed (collectively, the “Liabilities” and such acquisition of the Novacor Assets and assumption of the Liabilities together, the “Novacor Acquisition”) for a total purchase price of (i) US$650,000, in cash, US$65,000 of which was previously provided as a deposit to Novacor, and (ii) the issuance to Novacor of 526,536 shares of common stock of common stock (the “Novacor Shares”). The Novacor Acquisition was consummated in two closings, with the first closing being consummated on April 8, 2025 and the second closing consummated on May 22, 2025. All five of our currently active wells are in the newly acquired Novacor property

P.R. Spring Letter of Intent and Option

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

Going Concern Considerations

We began generating revenues in the prior fiscal year but have incurred significant losses since inception. As of July 31, 2025, we had an accumulated deficit of $24,639,679 and a working capital deficit of $679,729. For the three and nine months ended July 31, 2025, we reported net losses of $1,386,723 and $4,566,000, respectively, and used $2,015,896 in cash for operating activities.

To date, we have funded our operations primarily through equity and debt financings, including:

●	Proceeds from the issuance of common stock and financing from certain investors
●	Net proceeds from our initial public offering (“IPO”) in April 2023
●	Convertible note financings totaling $2,371,500 in October and December 2023
●	An unsecured promissory note of $125,000 from our former CEO in 2024
●	Gross proceeds of $543,500 from promissory notes with investors in 2024
●	Gross proceeds of $1,440,000 from convertible debt financing in 2024
●	Net proceeds of approximately $4,650,000 under an “at-the-market” agreement entered into in September 2024
●	Gross proceeds of $606,000 from a private placement of convertible debt financing in April 2025
●	Gross proceeds of $1,020,000 from a private placement of convertible debt financing in August 2025

Despite these financings, our recurring losses, accumulated deficit, and working capital deficit raise substantial doubt about our ability to continue as a going concern. Our current revenue levels are insufficient to cover operating costs, and we remain dependent on external financing to sustain operations and fund planned development activities.

We will require additional capital to advance drilling and development at our South Salinas and Asphalt Ridge assets, meet payment obligations, and support ongoing operations. There is no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to secure adequate funding or achieve operational profitability, we may need to pursue alternative strategies to reduce expenses and conserve cash.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additional information is provided in Note 3 to the condensed consolidated financial statements.

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

Our primary business strategies and objectives are to grow our recently acquired Canadian assets aggressively by acquiring projects that generate immediate cash flow and/or offer workover opportunities without committing huge resources to new exploratory drilling, or offer transformative growth potential with strategic investment in favorable political and economic environments such as our option on PR Spring in Uintah Basin, Utah. TPET’s current strategy and focus at the South Salinas Project is to seek out a joint venture partner with the knowledge and capacity to operate in California. We are also endeavoring to secure approval from CalGEM and WaterBoards of a proposed short-term water-disposal program that should significantly reduce lease operating costs, launching a Carbon Capture and Storage Project, pursuing permits for full field development, and similar matters. Efforts to obtain from Monterey County conditional use permits and a full field development permit for the South Salinas Project are progressing. Efforts to obtain from the California Geologic Energy Management Division (“CalGEM”) and from the California Water Boards a permit for a water disposal project at the South Salinas Project are also progressing. In the meantime, the Company recently determined that existing permits allow production testing to continue at the HV-3A discovery well at Presidents Field and, consequently, testing operations were restarted at this well on March 22, 2024. Oil production from this well has occurred and the Company has idled operations currently pending an assessment of the viability of increasing the well’s gross production rate, for example by adding up to 650 feet of additional perforations in the oil zone and/or acidizing the well for borehole cleanup. First oil sales from the HV-3A well occurred in the third calendar quarter of 2024.

TPET’s current strategy and focus at the PR Spring project is to monitor the results of the new 2-4 and 8-4 wells at the Company’s Asphalt Ridge project. Once production attains 40 barrels per day for thirty days from both wells, TPET will be in a position to exercise its option on the 2000-acre project and enter into a definitive development agreement.

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

Results of Operations

Three Months Ended July 31, 2025 compared to the Three Months Ended July 31, 2024 (unaudited)

Our financial results for the three months ended July 31, 2025 and 2024 are summarized as follows:

	For the Three Months Ended July 31,
	2025	2024	Change	% Change
Revenues	$192,395	$63,052	$129,343	205.1%
Cost of goods sold	98,489	-	98,489	100.0%
Gross profit	93,906	63,052	30,854	48.9%

Operating expenses:
Exploration expense	$(266)	$8,054	$(8,320)	(103.3)%
General and administrative expense	671,741	1,326,171	(654,430)	(49.3)%
Stock-based compensation expense	96,762	238,322	(141,560)	(59.4)%
Accretion expense	695	695	-	0.0%
Total operating expenses	768,932	1,573,242	(804,310)	(51.1)%
Loss from Operations	(675,026)	(1,510,190)	835,164	(55.3)%

Other expenses, net:
Interest expense	147,552	668,381	(520,829)	(77.9)%
Settlement fees	-	-	-	0.0%
Loss on abandonment of oil and gas properties	37,344	-	37,344	100.0%
Loss on extinguishment of debt	-	-	-	0.0%
Loss on note conversion	535,620	-	535,620	100.0%
(Gain) on foreign currency translation	(8,819)	-	(8,819)	(100.0)%
Total other expenses, net	711,697	668,381	43,316	6.5%
Loss before income taxes	(1,386,723)	(2,178,571)	791,848	(36.3)%
Income tax benefit	-	-	-	-
Net loss	$(1,386,723)	$(2,178,571)	$791,848	(36.3)%

Revenues, net

Revenues, net increased for the three months ended July 31, 2025 by approximately $129,343 as compared to the prior period; revenues from the prior period were from the sale of approximately 1,000 barrels of oil from our McCool Ranch field, which operations were terminated in May 2025. Current revenues are from the sale of approximately 4,000 barrels of oil from our recently acquired assets in the Lloydminster, Saskatchewan region.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory, geological and geophysical costs, delay rentals, and exploratory overhead, and are expensed as incurred. Exploration expenses decreased by a negligible amount as compared to the prior year period due to a reduction in exploratory, geological, and geophysical costs incurred during the period. The current period reflects a credit balance of $266, primarily due to the reversal of an accrued estimate recorded in the prior quarter for exploration costs associated with the McCool Ranch property, which was formally terminated during the current fiscal year.

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

General and administrative expenses decreased for the three months ended July 31, 2025 by approximately $0.7 million as compared to the prior period due to (i) a decrease in consulting fees of approximately $200,000, (ii) decreased legal fees of approximately $180,000, (iii) a decrease in professional fees of approximately $70,000 and (iv) decreased salaries and wages of approximately $245,000, respectively.

Stock-based compensation expense

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense decreased by approximately $0.1 million for the three months ended July 31, 2025 due to the amortization of approximately 22,500 more options in the prior three month period than in the current period.

Accretion expense

We have an ARO recorded that is associated with its oil and natural gas properties in the South Salinas Project (the “SSP”); the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the three months ended July 31, 2025, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the three months ended July 31, 2025, other expenses, net increased slightly compared to the prior year period. The modest increase was primarily attributable to (i) a loss of approximately $0.5 million recognized in connection with the issuance of common shares in lieu of cash for principal payments on promissory notes, and (ii) a loss of approximately $0.1 million related to the abandonment of oil and gas properties during the current period. These increases were partially offset by (iii) a reduction in non-cash interest expense of approximately $0.5 million, driven by lower outstanding debt levels during the current period. Non-cash interest expense reflects the amortization of debt discounts associated with prior financings.

Nine Months Ended July 31, 2025 compared to the Nine Months Ended July 31, 2024 (unaudited)

Our financial results for the nine months ended July 31, 2025 and 2024 are summarized as follows:

	For the Nine Months Ended July 31,
	2025	2024	Change	% Change
Revenues	$226,485	$135,975	$90,510	66.6%
Cost of goods sold	107,751	-	107,751	100.0%
Gross profit	118,734	135,975	(17,241)	(12.7)%

Operating expenses:
Exploration expense	$35,616	$132,871	$(97,255)	(73.2)%
General and administrative expense	2,138,768	3,759,546	(1,620,778)	(43.1)%
Stock-based compensation expense	702,728	1,150,852	(448,124)	(38.9)%
Accretion expense	2,084	2,084	-	0.0%
Total operating expenses	2,879,196	5,045,353	(2,166,157)	(42.9)%
Loss from Operations	(2,760,462)	(4,909,378)	2,148,916	(43.8)%

Other expenses:
Interest expense	496,072	1,810,370	(1,314,298)	(72.6)%
Settlement fees	-	10,500	(10,500)	(100.0)%
Loss on abandonment of oil and gas properties	611,763	-	611,763	100.0%
Loss on extinguishment of debt	90,200	-	90,200	100.0%
Loss on note conversion	616,322	1,196,306	(579,984)	(48.5)%
(Gain) on foreign currency translation	(8,819)	-	(8,819)	(100.0)%
Total other expenses	1,805,538	3,017,176	(1,211,638)	(40.2)%
Loss before income taxes	(4,566,000)	(7,926,554)	3,360,554	(42.4)%
Income tax benefit	-	-	-	-
Net loss	$(4,566,000)	$(7,926,554)	$3,360,554	(42.4)%

Revenues, net

Revenues, net increased for the nine months ended July 31, 2025 by approximately $0.1 million as compared to the prior period; revenues from the nine months ended July 31, 2024 were from the sale of approximately 3,100 barrels of oil from our McCool Ranch field, versus the sale of approximately 4,550 barrels of oil produced from our recently acquired oil and gas assets in the Lloydminster, Saskatchewan region for the nine months ended July 31, 2025.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory, geological and geophysical costs, delay rentals, and exploratory overhead, and are expensed as incurred. Exploration expenses decreased by a negligible amount as compared to the prior year period due to a reduction in exploratory, geological, and geophysical costs incurred during the period. Exploration expenses decreased by approximately $0.1 million as compared to the prior year period due to a decrease in exploratory, geological, and geophysical costs incurred during the period.

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

General and administrative expenses decreased by approximately $1.6 million for the nine months ended July 31, 2025, compared to the prior-year period. This reduction was primarily driven by lower salary expenses (approximately $575,000), advertising and marketing fees ($340,000), filing fees ($125,000), professional fees ($160,000), and legal fees ($380,000).

Stock-based compensation expense

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. For the nine months ended July 31, 2025, stock-based compensation expense decreased by approximately $0.4 million compared to the prior period. This decrease was primarily due to the final vesting of certain restricted shares in the previous quarter, which resulted in a lower expense allocation for the current nine-month period.

Accretion expense

We have an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the nine months ended July 31, 2025, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the nine months ended July 31, 2025, other expenses, net decreased by approximately $1.2 million when compared to the prior year period. This decline was primarily driven by (i) an approximate $1.3 million reduction in non-cash interest expense resulting from lower debt levels in the current period (non-cash interest expense is recognized as debt discounts on financings are amortized), as well as (ii) an approximate $0.6 million decrease in the loss on a note conversion recorded in the prior period, which stemmed from principal payments made via conversion shares under the October 2023 Securities Purchase Agreement. These reductions were partially offset by a $0.6 million loss incurred in the current period due to the abandonment of oil and gas properties.

Liquidity and Capital Resources

Working Capital (Deficiency)

A comparison of our working capital deficiency is presented below:

	July 31, 2025	October 31, 2024
Current assets	$876,550	$565,219
Current liabilities	1,556,279	2,590,699
Working capital (deficiency)	$(679,729)	$(2,025,480)

Current assets increased primarily due to a $3.4 million rise in cash, driven by proceeds from the sale of common shares under the Company’s at-the-market (ATM) offering agreement during the fiscal quarter ended January 31, 2025. Current liabilities decreased overall, reflecting reductions in promissory notes (approximately $0.7 million), notes payable to related parties ($0.2 million), and other current liabilities ($0.3 million). These decreases were partially offset by an increase in accounts payable of approximately $0.4 million.

Cash Flows

Our cash flows for the nine months ended July 31, 2025, in comparison to our cash flows for the nine months ended July 31, 2024, can be summarized as follows:

	Nine months ended July 31,
	2025	2024
Net cash (used in) provided by operating activities	$(2,015,896)	$118,642
Net cash used in investing activities	(966,555)	(1,138,561)
Net cash provided by (used in) financing activities	3,250,351	(248,898)
Effect of foreign currency exchange	30,520	-
Net change in cash	$298,420	$(1,268,817)

Cash Flows from Operating Activities

For the nine months ended July 31, 2025 and 2024, cash (used in) provided by operating activities was $(2,015,896) and $118,642, respectively. The cash used in operations for the nine months ended July 31, 2025 was primarily attributable to our net loss of $4,566,000, adjusted for non-cash expenses in the aggregate amount of $2,540,890, as well as $9,215 of net cash used to fund changes in the levels of operating assets and liabilities. The cash provided by operations for the nine months ended July 31, 2024 was primarily attributable to our net loss of $7,926,554, adjusted for non-cash expenses in the aggregate amount of $6,853,494, as well as $1,191,702 of net cash provided to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

For the nine months ended July 31, 2025 and 2024, cash used in investing activities totaled $966,555 and $1,138,561, respectively. The decrease in cash used during the current period primarily reflects slightly lower capital investment activity; for the nine months ended July 31, 2025, cash outflows were primarily attributable to approximately $0.8 million in connection with the acquisition of assets related to the Lloydminster, Saskatchewan properties. In the prior-year period, cash used in investing activities was primarily driven by approximately $1.1 million in capital expenditures, which were capitalized and reflected in the oil and gas property balance as of July 31, 2024.

Cash Flows from Financing Activities

For the nine months ended July 31, 2025 and 2024, cash provided by (used in) financing activities totaled $3,250,351 and $(248,898), respectively. Cash provided by financing activities during the nine months ended July 31, 2025 was primarily attributable to (i) proceeds approximately $3.5 million from the issuance of shares of common stock in connection with an ATM agreement, (ii) proceeds from the issuance of convertible debt of approximately $0.6 million, offset by repayments of related party debt and promissory notes of approximately $0.2 million and $0.6 million, respectively. Cash used in financing activities during the nine months ended July 31, 2024 was primarily driven by payments of approximately $2.6 million related to the settlement of convertible debt and $0.2 million in debt issuance costs. These outflows were partially offset by proceeds from the issuance of new promissory notes, convertible debt, and related party debt totaling approximately $1.8 million, $0.6 million, and $0.1 million, respectively.

Capital Resources

Since our inception, we have funded our operations with the proceeds from equity and debt financing. We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of equity and promissory notes that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure. Unless we are able to raise additional capital through equity and/or debt financing, we believe our existing cash and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for not more than six months from the date of this report. Future capital requirements will depend on many factors, including the time period in which we are able to ramp up the operation of wells and the acquisition of additional properties. To the extent that existing capital and revenue growth are not sufficient to fund future activities, we will need to raise capital through additional equity or debt financings. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if needed, could have a material adverse effect on our financial position, results of operations and cash flows. See Going Consideration Concerns above in which we raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commitments

Unproved Property Leases

South Salinas Project

We hold various leases related to unproved properties in the South Salinas Project, including two leases with the same lessor:

●	Lease 1 (8,417 acres): Such lease was amended on May 27, 2022 to extend force majeure status for an additional uncontested twelve months, releasing us from evidencing force majeure conditions during that period. A one-time, non-refundable payment of $252,512 was made and capitalized as part of oil and gas property as of October 31, 2022. The force majeure status was extinguished following the drilling of the HV-1 well. Continued operations and oil production at the HV-3A well maintain the lease’s validity.
●	Lease 2 (160 acres): Such lease is held by delay rental, renewed every three years. We are required to pay $30 per acre annually until drilling commences. The delay rental payment for October 2024 through October 2025 has been paid in advance, and we remain in compliance.

In February and March 2023, we entered into additional leases covering unproved properties in the South Salinas Project:

●	Group 1: Covers 360 acres with a 20-year term; annual rental payments of $25 per acre
●	Group 2: Covers 307.75 acres with a 20-year term; annual rental payments of $30 per acre

During the second and third quarters of fiscal 2025, we strategically terminated all additional leases in the South Salinas Project. All associated exploration and development costs, including capitalized expenditures for equipment and facilities, were expensed in accordance with applicable accounting standards. This decision followed a comprehensive evaluation of the leases’ economic viability, market conditions, regulatory factors, and operational constraints.

McCool Ranch Oil Field

We previously held interests in two parcels of unproved leases in the McCool Ranch Oil Field:

●	Parcel 1: Ten leases totaling approximately 480 acres, held by delay rental payments
●	Parcel 2: One lease totaling approximately 320 acres, held by production

As of the second quarter of 2025, we elected to terminate all McCool Ranch leases. These leases have been written off and expensed in the statement of operations. No further rental payments or development activities will be pursued.

Asphalt Ridge Leases – ARLO Agreement

On November 10, 2023, we entered into the ARLO Agreement with HSO, granting the exclusive right to acquire up to a 20% working interest in a 960-acre drilling and production program in the Asphalt Ridge leases for $2,000,000. The agreement allowed for investment in tranches, with an initial tranche of no less than $500,000 payable within seven days of HSO satisfying certain conditions.

On December 29, 2023, we amended the ARLO Agreement and funded $200,000 of the initial $500,000 tranche in advance of HSO satisfying the required conditions. In exchange, we acquired a 2% interest in the leases. These funds were designated for infrastructure development, including road construction. As of July 31, 2025, we had paid a total of $225,000 to HSO and hold a 2.25% working interest in the leases. These costs have been capitalized and are reflected in the oil and gas property balance as of July 31, 2025.

Under the most recent amendment signed in April 2025, we had until May 10, 2025 to pay an additional $1,775,000 to exercise its option for the remaining 17.75% interest. The option expired unexercised after the reporting period, and we forfeited our right to acquire the additional interest. We retain our existing 2.25% interest.

Proved Property Leases

Saskatchewan, Canada

In April 2025, we acquired oil and gas lease rights for four proved properties located in Saskatchewan, Canada (see Note 5). The leases total 320 net acres and are all held by production.

Board of Directors Compensation

On July 11, 2022, our Board of Directors approved a compensation plan for non-employee directors, effective upon the consummation of our initial public offering (IPO). Under this plan, each non-employee director is entitled to an annual cash retainer of $50,000, plus an additional $10,000 per Board committee served, with all payments made quarterly in arrears. Compensation payments commenced following the successful completion of the IPO in April 2023.

For the three and nine months ended July 31, 2025, we recognized director compensation expense of $80,007 and $241,682, respectively. For the corresponding periods in 2024, we recognized $55,000 and $165,000, respectively.

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

As of July 31, 2025, we had seven wells that are producing, all of which are located in the newly acquired Saskatchewan property, plus two workovers. We expect to add the reserve value of such fields to our reserve report after a further period of observation and review of the oil production; once this has been determined, we will estimate the necessary depreciation, depletion and amortization (“DD&A”) for such wells.

Proved and unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until we specifically identify a lease that will revert to the lessor, at which time we charge the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. As of July 31, 2025 and October 31, 2024, such oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

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

As of July 31, 2025, we have proved reserves in the newly acquired Saskatchewan properties and expect to add the reserves values of such fields to our reserve report; once this has been done, we will estimate the necessary DD&A for such wells.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended July 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 30, 2025, the Company held its Annual Meeting of Stockholders. A quorum was present, and all proposals described in the Company’s proxy statement filed on June 18, 2025 were approved, including the election of directors, amendments to the Certificate of Incorporation and the 2022 Plan, and the ratification of the Company’s independent auditor.

Trading Arrangements

During the quarterly period ended July 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
4.1*	Certificate of Amendment of Amended and Restated Certificate of Incorporation. filed July 30, 2025
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO PETROLEUM CORP

By:	/s/ Robin Ross
Robin Ross
Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2025

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 12, 2025

