Form 10-K
period 2025-10-31
Trio Petroleum Corp
filed 2026-01-20
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, April 30, 2025, was $8,775,576.

As of January 16, 2026, there were 12,300,752 shares of the registrant’s common stock outstanding.

i

ITEM 1. BUSINESS.

Overview

We are a California-based oil and gas exploration and development company headquartered in Malibu, California, with our principal executive offices located at 23823 Malibu Road, Suite 304, Malibu, California 90265, with operations in Monterey County, California, Uintah County, Utah and Lloydminster, Saskatchewan.

We have had revenue-generating operations since the McCool Ranch Oil Field (defined hereafter) was restarted on February 22, 2024, and recognized our first revenues in our fiscal quarter ended April 30, 2024, and received the proceeds from these operations in June 2024. During the period ended April 30, 2025 we began generating revenue from our newly acquired properties in Saskatchewan, Canada.

Our Canadian projects represent a significant growth opportunity, driven primarily by planned workovers intended to enhance production across the acquired assets. We began executing this program immediately following the closing of our April 2025 acquisition of certain heavy oil assets in west-central Saskatchewan, Canada, including producing heavy oil wells, from Novacor (defined below), a company recognized as one of the lowest-cost operators in the region. In November 2025, we expanded our presence with the acquisition of a second Canadian project from Capital Land (defined below). Our strategy continues to focus on acquiring assets that generate immediate cash flow, provide meaningful long-term development potential, and offer the potential for transformative value creation through targeted strategic investment.

We were formed to initially acquire an approximate 82.75% working interest (which was subsequently increased to an approximate 85.775% working interest) from Trio LLC (“Trio LLC”) in the large, approximately 9,300-acre South Salinas Project that is located in Monterey County, California, and subsequently partner with certain members of Trio LLC’s management team to develop and operate those assets. We hold an approximate 68.62% interest after the application of royalties (“net revenue interest”) in the South Salinas Project. Trio LLC holds an approximate 3.9% working interest in the South Salinas Project. We and Trio LLC are separate and distinct companies. The remaining working interests are owned by two unrelated parties.

Initially, California was a significant part of our geographic focus; however, due to rising drilling costs and the negative impact on potential profitability, we have strategically shifted our efforts beyond California to pursue more economically viable opportunities. This transition is reflected in our acquisition of an interest in oil properties that are a part of the Asphalt Ridge Project in Uintah County, Utah, as well as our recent acquisition from Novacor, described above, in the prolific Lloydminster, Saskatchewan heavy oil region and from Capital Land in the County of Vermilion of River (formerly known as the Municipal District of Wellington No. 41).

Recent Business Developments

Changes to Company Management

Effective as of August 1, 2025, Stanford Eschner retired as Vice Chairman and a director of the Company.

Changes to Independent Registered Public Accounting Firm

On May 6, 2024, the Company dismissed BF Borgers CPA PC (“Borgers”) as the Company’s independent registered public accounting firm, as a result of Borgers no longer being able to audit the Company’s financial statements, pursuant to an order by the Securities and Exchange Commission against Borgers (the “SEC Order”). Effective May 8, 2024, the Company retained Bush & Associates CPA LLC (“Bush & Associates”) as its new independent registered public accounting firm. Also, pursuant to the requirements of the SEC Order, Bush & Associates re-audited the Company’s financial statements for the fiscal years ended October 31, 2023 and 2022, which financial statements were filed with Amendment No. 1 to the Company’s Report on Form 10-K/A filed with the SEC on June 13, 2024.

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

On December 29, 2023, we and HSO entered into an Amendment to the Asphalt Ridge Option Agreement, under which we funded $200,000 in exchange for an immediate 2% working interest in the initial 960 acres. An additional $25,000 was funded in January 2024, increasing our working interest to 2.25%. While we had the option to acquire an additional 17.75% working interest, we decided not to exercise this option and will instead retain our existing 2.25% working interest in the initial 960 acres.

Novacor Asset Purchase Agreement

As of April 4, 2025, we entered into an Asset Purchase Agreement (the “April 2025 Novacor APA”) with Trio Petroleum Canada, Corp., an Alberta, Canada corporation and a wholly owned subsidiary of the Company (“Trio Canada”), and Novacor Exploration Ltd., a corporation incorporated under the Canada Business Corporations Act (“Novacor”), pursuant to which, subject to the terms and conditions set forth in the April 2025 Novacor APA, Trio Canada agreed to acquire certain assets of Novacor relating its oil and gas business, including certain contracts, leases and permits for working interests in petroleum and natural gas and mineral rights located in the Lloydminster, Saskatchewan heavy oil region in Canada (collectively, the “April 2025 Novacor Assets”), free and clear of any liens other than certain specified liabilities of Novacor that are being assumed (collectively, the “Liabilities” and such acquisition of the Novacor Assets and assumption of the Liabilities together, the “April 2025 Novacor Acquisition”) for a total purchase price of (i) US$650,000, in cash, US$65,000 of which was previously provided as a deposit to Novacor, and (ii) the issuance to Novacor of 526,536 shares of common stock of common stock. The April 2025 Novacor Acquisition was consummated in two closings, which was completed on May 22, 2025. All five of our currently active wells are in the newly acquired Novacor property.

P.R. Spring Letter of Intent and Option

On May 15, 2025, we entered into a non-binding Letter of Intent (LOI) with HSO for the potential acquisition of 2,000 acres of oil and gas properties at P.R. Spring, Uintah Basin, Utah (“P.R. Spring”), which is adjacent to Asphalt Ridge. The LOI contemplates our issuance of 1,492,272 restricted shares of common stock and the payment of $850,000 at closing, subject to execution of definitive agreements. Upon signing the LOI, we made a non-refundable $150,000 payment to HSO in consideration for the option. The LOI requires evidence of a minimum sustained production rate of 40 barrels per day for a continuous 30-day period from two wells at Asphalt Ridge by May 15, 2026, or the LOI will expire unless extended by us. We are not under any obligation to enter into definitive agreements in connection with an acquisition.

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

Market Opportunity

We believe that our newly established oil and gas operations in Canada strategically positions the Company to expand its operations into one of North America’s most promising heavy oil basins, with upside potential for long term production and reserve growth. Trio believes expanding operations into Canada offers economic development and low operational costs. Trio also believes that the market accessibility combined with a favorable regulatory process makes this area very attractive for continued and future development.

The oil and gas industry is operationally challenging in California, where we have the South Salinas Project, due primarily to regulatory issues and to efforts to facilitate an energy transition away from fossil fuels. TPET believes that given the size and future anticipated costs of exploration, it is best to seek out a joint venture partner who has the capacity to continue to operate in California with the expectation that the market for oil and gas in California will remain strong for the foreseeable future. Furthermore, TPET is attempting to launch a Carbon Capture and Storage Project as part of the South Salinas Project, consistent with efforts in California to reduce carbon footprint. The Company hopes and expects TPET’s commitment to reduce carbon footprint through a Carbon Capture and Storage Project to be viewed favorably by California regulatory bodies, perhaps helping to facilitate operations at the South Salinas Project and elsewhere.

The oil and gas industry currently appears operationally favorable in Utah, where we have the Asphalt Ridge asset and an option on the PR Spring project in the same Uintah basin. TPET believes that the overall operating environment and the market for oil and gas in Utah should remain favorable for the foreseeable future.

TPET’s operations may help meet the USA’s demanding oil and gas needs that are expected to remain strong for the foreseeable future, while supporting the country’s goal of energy independence, and supporting local and state economies with tax revenue and jobs.

Business Strategies

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

TPET’s primary strategies and objectives are focused on growing the Company into a highly profitable, independent oil and gas company.

Our Growth Strategy

TPET’s goal is the building and growing of a substantial independent oil and gas company by acquiring projects that generate immediate cash flow as in our Canadian assets or offer transformative growth potential with strategic investment such as our option on P.R. Spring in Utah.

Competition

There are many large, medium, and small-sized oil and gas companies and third-parties that are our competitors. Many of these competitors have extensive operational histories, experienced oil and gas industry management, profitable operations, and significant reserves and funding resources. Our efforts to acquire additional oil/gas properties in California and elsewhere may be met with competition.

Government Regulation

We are subject to a number of federal, state, county and local laws, regulations and other requirements relating to oil and natural gas operations. The laws and regulations that affect the oil and natural gas industry are under constant review for amendment or expansion. Some of these laws, regulations and requirements result in challenges, delays and/or obstacles in obtaining permits, and some carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business, can affect and even obstruct our operations and, consequently, can affect our profitability. These burdens include regulations relating to transportation of oil and gas, drilling and production and other regulatory matters.

Certain Recent Developments

Formation of a Canadian Wholly-Owned Subsidiary

On March 28, 2025, we formed Trio Petroleum Canada, Corp., an Alberta, Canada corporation and our wholly owned subsidiary (“Trio Canada”). Our Chief Executive Officer, Robin Ross, is also the Chief Executive Officer of Trio Canada and also serves as Secretary/Treasurer. Our Chief Financial Officer, Greg Overholtzer, is also the Chief Financial Officer of Trio Canada. Robin Ross also serves as the sole director of Trio Canada.

Loan to Trio Canada

As of April 4, 2025, we entered into a Loan and Note Purchase Agreement (the “Loan Agreement”) with Trio Canada, made a loan (the “Subsidiary Loan”) to Trio Canada, in the amount of US$1,131,000 (the “Loan Amount”), and Trio Canada issued to us a three-year promissory note, with a maturity date of April 4, 2028, in the principal amount of US$1,131,000 (the “Subsidiary Note”) evidencing the Loan Amount. The outstanding principal amount of the Subsidiary Note accrues interest at a rate of 12% per annum. As of October 31, 2025, the outstanding principal balance of the Subsidiary Note was US$430,335 and accrued but unpaid interest totaled US$27,606.

Under the terms of the Loan Agreement, the Loan Amount was used to pay the remaining cash amount payable to Novacor, in connection with the Novacor Acquisition, and the remainder of the Loan Amount is to be used for ongoing operating costs of Trio Canada.

Convertible Notes Financings

April 2025 Convertible Note Financing

On April 11, 2025, we issued an Unsecured Original Discount Convertible Promissory Note (the “April 2015 Note”) to an institutional investor (the “April 2025 Note Investor”) in a principal amount of $321,176, having an original issue discount of $48,176, resulting in a funding amount of $273,000. After the payment of a commission of $15,015 to Spartan Capital Securities, LLC and the payment of $10,000 to reimburse the April Note Investor for its legal fees, we received net proceeds of $247,985.

On April 17, 2025, we issued an amended and restated Unsecured Original Discount Convertible Promissory Note to the April 2025 Convertible Note Investor (the “April 2025 Amended and Restated Note”), in an aggregate principal amount, with the principal amount of the April 2025 Note, of $712,941, having an aggregate original issue discount of $106,941, including the original issue discount of the April 2025 Note, and resulting in an aggregate funding amount, with the April 2025 Note, of $606,000. We received additional net proceeds of $333,000.

The April 2025 Amended and Restated Note also contained “piggyback” registration rights and the shares issuable upon conversion of the April 2025 Amended and Restated Note were registered for resale in a registration statement declared effective by the SEC on May 22, 2025. As of October 31, 2025, the Amended and Restated Note has been fully converted by the April 2025 Note Investor into shares of common stock.

August 2025 Convertible Note Financing

On August 15, 2025, we closed a private placement (the “August 2025 Convertible Note Financing”) pursuant to which we issued the August 2025 Notes to three institutional investors (the “August 2025 Note Investors”) in an aggregate principal amount of $1,200,000 (the “August 2025 Notes Principal Amount”), having an aggregate original issue discount of $180,000, or 15%, resulting in an aggregate funding amount of $1,020,000 (the “August 2025 Notes Funding Amount”). After the payment of $71,400 to Ladenburg Thalman & Co. Inc, as an exclusive placement agent fee, and $20,000 to reimburse the lead Investor for its legal fees, net proceeds of the financing was $928,600.

We may prepay all or any portion of the August 2015 Notes at any time (without penalty or premium if prepaid on or before the maturity date of February 15, 2026). If, during the period the August 2025 Notes remain outstanding, the Company raises any type of equity-related financing, the August 2024 Note Investors have the right to request that an aggregate of up to 25% of the gross proceeds raised by us in any such financing be used to repay the outstanding amounts of the August 2025 Notes.

The August 2025 Note Investors may request conversion of the August 2025 Notes, at any time, into shares of common stock (the “Conversion Shares”). Additionally, we have the right to require the August 2025 Note Investors to convert their August 2025 Notes in the event that at such time, for each of the five (5) preceding trading days prior to such date (i) the daily volume weighted average price (“VWAP”) of our common stock on the NYSE American or any other principal securities exchange on which the common stock is then traded (the “Principal Exchange”) is greater than $0.85 (subject to adjustments for forward splits and reverse splits of the common stock and other similar recapitalizations, as well as such other adjustments as provided in the August 2025 Notes), (ii) all of the Conversion Shares have been registered for resale under an effective registration statement filed with the SEC, and (iii) the daily dollar trading volume for the common stock on the Principal Exchange exceeds $500,000 per trading day; provided, however, that the amount subject to such conversion, under any of the August 2025 Notes, shall not exceed twenty percent (20%) of the total dollar trading volume of the common stock during such 5-day period. Furthermore, any conversion may not result in the issuance of shares of common stock to an August 2025 Note Investor, which would cause such August 2025 Note Investor, along with its affiliates, to own more than 4.99% (9.99%, if elected by the Investor) of the Company’s then outstanding shares of common stock nor to exceed the maximum number of shares that such Investor may convert pursuant to its Note (the “Beneficial Ownership Limitation”).

The conversion price of the August 2025 Notes is equal to the lesser of (i) $1.32 and (ii) 90% of the lowest daily VWAP of the common stock on the Principal Exchange, during the five (5) trading days prior to the date of a notice of conversion (a “Conversion Notice”). Notwithstanding the foregoing, the Conversion Price shall not be less than a floor price of $0.72, subject to certain adjustments, as provided in the August 2025 Notes (the “Floor Price”). In the event that any August 2025 Note Investor desires to convert its August 2025 Note at a time when the applicable Conversion Price is less than the Floor Price, such Investor may request a reduction to the Floor Price to the then applicable Conversion Price, but, in any event, not less than $0.22, which is 20% of the closing price of $1.10 of the common stock on the Principal Exchange on the trading day immediately prior the original issuance date of the August 2025 Notes. Upon any such reduction in the Floor Price, the Floor price of the other August 2025 Notes shall be similarly reduced.

Notwithstanding any of the other terms of the August 2025 Notes, the maximum number of shares of common stock which may be issued upon the conversion of all of the August 2025 Notes is 1,679,127 shares (the “Maximum Number of Conversion Shares), which is equal to 19.99% of the 8,399,839 shares of the Company’s common stock issued and outstanding on the closing date of the private placement.

Under the terms of a Registration Rights Agreement entered into by us with each of the August 2025 Note Investors, we have agreed to register the Conversion Shares for resale in a registration statement. The Conversion Shares were registered for resale in a Registration Statement on Form S-3, which was declared effective by the SEC on September 11, 2025. As of October 31, 2025, a portion of the August 2025 Notes have been converted into an aggregate of 606,809 Conversion Shares and the aggregate outstanding balance of the August 2025 Notes was $467,179.

For additional information on the terms of the August 2025 Convertible Note Financing, see our Current Report on Form 8-K filed with the SEC on August 18, 2025, including the August 2025 Notes and Registration Rights Agreement filed as exhibits hereto.

Capital Land Services Acquisition

On August 20, 2025, the Company), through its wholly owned subsidiary Trio Canada, entered into an Asset Purchase Agreement (“APA”) with Capital Land Services Ltd. (“Capital Land”). Pursuant to the APA, Trio Canada agreed to acquire certain mineral leasehold interests and related rights located in the County of Vermilion of River, Alberta, Canada, together with associated contracts, permits, and registrations (collectively, the “Assets”). The total purchase price consists of CAD $150,000 in cash and the issuance of restricted shares of the Company’s common stock having an aggregate value of CAD $150,000.

On November 3, 2025, subsequent to the Company’s fiscal year ended October 31, 2025, the transactions contemplated under the APA were completed (the “Capital Land Acquisition”). At closing, Trio Canada paid Capital Land CAD $150,000 in cash and we issued 104,227 restricted shares of our common stock to Capital Land. In exchange, Trio Canada acquired the Assets, including certain wells that had been purchased out of receivership. Due to regulatory requirements of the Alberta Energy Regulator (“AER”), the Company arranged for all applicable licenses to be transferred to Novacor, an experienced operator with whom the Company has an existing commercial relationship. Novacor utilizes Capital Land as its AER agent. In consideration for Capital Land’s services as AER agent, the Company granted Capital Land a 1% gross overriding royalty with respect to the mineral rights, for as long as Capital Land continues to provide such services.

Asset Purchase Transaction with Novacor Exploration Ltd.

As of December 30, 2025, the Company entered into an Asset Purchase Agreement (the “December 2025 Novacor APA”) with Trio Canada, and Novacor, pursuant to which, subject to the terms and conditions set forth in the December 2025 Novacor APA, Trio Canada agreed to acquire certain assets of Novacor’s relating to Novacor’s oil and gas business, including certain contracts, leases and permits for working interests in petroleum and natural gas and mineral rights located in the Lloydminster, Saskatchewan heavy oil region in Canada (collectively, the “December 2025 Novacor Assets”), free and clear of any liens other than certain specified liabilities of Novacor that are being assumed (collectively, the “Liabilities” and such acquisition of the Assets and assumption of the Liabilities together, the “December 2025 Novacor Acquisition”) for a total purchase price of CAD $1,000,000 (US$730,300 based on the applicable exchange rate to U.S. Dollars). The Company issued to Seller 912,875 restricted shares of common stock of the Company, subject to certain registration rights (the “Purchase Price”).

The December 2025 Novacor Acquisition was closed on December 30, 2025, simultaneously with the execution by the Company, Trio Canada and Novacor of the December 2025 Novacor APA and other transaction documents (the “Closing”). At the Closing, title to the December 2025 Novacor Assets was delivered to the Trio Canada, and the Company, thereafter deliver the restricted shares to Novacor.

Following the Closing, (i) operating costs for the December 2025 Novacor Assets shall, for a period of two (2) years, be held at the levels detailed in the auditor’s report over the eighteen (18) month period prior to the Closing, prepared for Trio Canada on the basis of the due diligence materials provided by Novacor to Trio Canada in connection with the December 2025 Novacor Acquisition, unless mutually agreed otherwise; (ii) after such two-year period, operating costs shall remain competitive with other operators in the area; and (iii) Trio Canada shall be entitled to terminate Novacor’s post-Closing actions at any time on 30 days’ prior written notice to the Novacor. After the Closing, with respect to the December 2025 Novacor Assets, Novacor shall act as the on-site operator of the December 2025 Novacor Assets and perform all work and services as provided in the December 2025 Novacor APA.

On December 30, 2025, the Company and Novacor executed and entered into a Registration Rights Agreement with respect to the restricted shares (the “RRA”). Pursuant to the provisions of the RRA, Novacor is entitled to certain “piggyback” registration rights, with respect to the Registrable Securities (as such term is defined in the RRA), providing Novacor with the right to include the Registrable Securities in a registration statement filed by the Company for the registration of its securities and/or the resale of shares of Common Stock by other stockholders of the Company (a “Piggyback Registration Statement”), subject to certain limitations and restrictions. In the event that the Registrable Securities are not included in a Piggyback Registration Statement filed by the Company with the Securities and Exchange Commission (“SEC”) on or before March 31, 2026, the Company is obligated to file a registration statement on or before March 31, 2026, to register the resale of the Registrable Securities, subject to certain limitations and restrictions. The Company has agreed to pay all fees relating to the registration of the Registrable Securities, except any broker or similar commissions payable by a holder of Registrable Securities.

For additional information on the terms of the Asset Purchase Transaction with Novacor, see our Current Report on Form 8-K filed with the SEC on January 5, 2026, including the APA and RRA filed as exhibits hereto.

Ladenburg ATM Agreement

On January 9, 2026, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) as agent, pursuant to which the Company may issue and sell shares of our common stock from time to time through Ladenburg (the “ATM Offering”). On January 9, 2026, the Company also filed a prospectus supplement with the SEC covering the sale of shares of common stock having an aggregate offering price of up to $3,600,000 (the “Placement Shares”), in connection with the ATM Offering. Upon delivery of a Placement Notice (as such term is defined in the ATM Agreement) and subject to the terms and conditions of the ATM Agreement, Ladenburg shall use its commercially reasonable efforts to sell the Placement Shares by (i) any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NYSE American or on any other existing trading market for the common stock and/or (ii) any other method permitted by law with the Company’s consent. The ATM Agreement provides that Ladenburg will be entitled to aggregate compensation for its services up to 3.0% of the gross proceeds from each sale of Placement Shares sold through Ladenburg under the ATM Agreement.

For additional information on the terms of the ATM Agreement with Ladenburg, see our Current Report on Form 8-K filed with the SEC on January 9, 2026, including the ATM Agreement filed as an exhibit hereto.

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

South Salinas Project Property and Future Operations

The Company has drilling permits from Monterey County for two additional wells at the South Salinas Project, being the HV-2 well and the HV-4 well. When appropriate funding is in place, the Company will evaluate whether to directionally drill both of these wells into the Presidents Oil Field, or to drill one into the Presidents Oil Field and one into the Humpback Oil Field. The production performance of the HV-3A well, which was restarted on March 22, 2024, will bear on the drilling plans for HV-2 and HV-4.

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

All of the existing seven wells in the South Salinas Project are currently inactive and temporarily shut-in, except for the active HV-3A well that was restarted on March 22, 2024. When the appropriate permits are in-hand, which will perhaps be in 2026, and when the required funding is in-place, the Company will assess its plans to return the BM 2-2 well to oil and gas production, to reenter and sidetrack three of the wells (the HV 1-35, BM 2-6 and HV 3-6 wells) to optimal locations that are indicated in the 3D seismic data and to then put them on production, and to utilize one well (the BM 1-2-RD1 well) as a water disposal well. TPET is evaluating options (e.g., deepening, sidetracking, recompleting, etc.) at the new HV-1 well, as discussed above. TPET may drill one or both of the HV-2 and HV-4 wells in 2026. The HV-1, HV-2, HV-3A and HV-4 wells may each be produced for its own 18-month period, under the Company’s current exploration/testing permits. TPET is working toward the goal of obtaining permits for full field development, including long-term production and water disposal. These permits are critical for the proper development of our South Salinas Project asset.

Evaluation of Reserves and Net Revenue

Our evaluation and review of oil and gas reserves and future net revenue attributable to the Company’s interests in the South Salinas Project are based on independent analyses prepared by KLS Petroleum Consulting LLC (“KLSP”), Denver, Colorado. The Company in previous filings with the SEC provided two reserve reports by KLSP, one being entitled “Reserves Attributable to Trio Petroleum Corp South Salinas Area for Development Plan Phases 1 and 2,” (“Prior Reserve Report 1”) and the other entitled “S. Salinas Area, Full Development Reserves Supplement to SEC Report Dated 1-28-2022,” (“Prior Reserve Report 2”) both of which had an effective date of October 31, 2021. KLSP has provided an updated reserve report, with an effective date of April 30, 2024, which is entitled “Reserve Attributable to Trio Petroleum Corp South Salinas Area for Phased and Full Development” (the “Current Reserve Report”), which is included as an exhibit filed with this Annual Report on Form 10-K (“Annual Report”).

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

Phase 2 of the South Salinas Project consists of a 12 well program. The first well is a sidetrack of an existing well (HV 2-6-RD1) through the Blue Zone in September 2025, followed by the drilling of a new well each month thereafter through August 2026. Phase 2 begins with receipt of the remaining (Full) Development Permits from Monterey County. Phase 2 also assumed that by September 2025 Trio should be experiencing the timely approval of drilling permits from CALGEM which have been delayed. Of the 12 Phase 2 wells, four wells will target the Yellow Zone, seven are planned for the Blue Zone, and one well is a horizontal well in the Vaqueros Zone. The capital requirement for Phase 2 well work and facilities expansion is estimated to be $43.2 million.

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

Reasonable Expectations of Reserve Analyses

This Annual Report provides a summary of risks and detailed discussions of risks relating to our business. The Company recognizes these risks as being real and substantial. Nevertheless, the Company has reasonable expectations that the Company’s South Salinas Project will prove to have reserves approximately as estimated and that there will exist the legal right to develop the Company’s reserves in the South Salinas Project, including the rights to full-field development, to long-term production and to deliver natural gas to market via pipeline, recognizing as discussed elsewhere hereunder that there may be project delays and/or obstacles related to obtaining necessary permits from regulatory agencies. See “Item 1A. Risk Factors - Risks Relating to Our Business - We may face delays and/or obstacles in project development due to difficulties in obtaining necessary permits from federal, state, county and/or local agencies, which may materially affect our business;” “Item 1A. Risk Factors - Risks Relating to Our Business - We face substantial uncertainties in estimating the characteristics of our assets, so you should not place undue reliance on any of our measures;” “Item 1A. Risk Factors - Risks Relating to Our Business - The drilling of wells is speculative, often involving significant costs that may be more than our estimates, and drilling may not result in any discoveries or additions to our future production or future reserves, or it may result in disproving or diminishing our current reserves.; “Item 1A. Risk Factors - Risks Relating to Our Business - Seismic studies do not guarantee that oil or gas is present or, if present, will produce in economic quantities; and “Item 1A. Risk Factors - Risks Relating to Our Business - We are subject to numerous risks inherent to the exploration and production of oil and natural gas.”

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

The Company’s expectation that it will have adequate funding to develop the reserves at the South Salinas Project is based on anticipated proceeds from additional capital raises and anticipated operating revenues:

●	The Company believes that the South Salinas Project has the potential to be both beneficial to society and profitable to shareholders and, for these and other reasons, that the Company may raise funds sufficient to cover project costs including the costs of Phase 1. As discussed elsewhere hereunder, Phase 1 is a development project with expenditures that are appropriately scaled to the capital raise that the Company anticipates may be achieved;
●	There are significant anticipated costs in the South Salinas Project primarily in years 2022-2027 due, in large part, to the estimated costs of drilling and completing oil and gas wells and building Project infrastructure. It is anticipated that these costs will be partly covered by capital raises and/or financing and, furthermore, that these costs may be partly and possibly entirely covered by revenue from oil and gas sales;
●	The Company has a reasonable expectation that additional capital raises will be successfully accomplished as needed based on the various methods available for securing capital including financing plans that may be developed in collaboration with our bankers and/or future lenders based on reserves, cash flow and/or other considerations. The Company has a reasonable expectation that, between cash and equity, it will be able to raise whatever capital is necessary to successfully develop the South Salinas Project.

For all of the reasons discussed above in this section, the Company has a reasonable expectation that the Company’s South Salinas Project will prove to have reserves approximately as estimated, and that there will exist the legal right to develop the Company’s reserves in the Project.

Employees

As of December 31, 2025, we had one employee, who is located in Canada.

Subsidiaries

Our only subsidiary is Trio Petroleum Canada, Corp., an Alberta, Canada corporation. Our Chief Executive Officer, Robin Ross, is also the Chief Executive Officer of Trio Canada and also serves as Secretary/Treasurer. Our Chief Financial Officer, Greg Overholtzer, is also the Chief Financial Officer of Trio Canada. Robin Ross also serves as the sole director of Trio Canada.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an “emerging growth company” we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	the option to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this prospectus;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
●	not being required to comply with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Risks Relating to Our Business

●	We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the years ended October 31, 2025 and 2024.
●	We may face delays and/or obstacles in project development due to difficulties in obtaining necessary permits from federal, state, county and/or local agencies, which may materially affect our business.
●	Due to our contractor model for drilling operations, we will be vulnerable to any inability to engage one or more drilling rigs and associated drilling personnel.
●	We are operating in a highly capital-intensive industry, and any sales of produced oil and gas may be insufficient to fund, sustain, or expand revenue-generating operations.
●	We face substantial uncertainties in estimating the characteristics of our assets, so you should not place undue reliance on any of our measures.
●	There are uncertainties and risks in the drilling of wells, often involving significant costs that may be more than our estimates, and drilling may not result in any discoveries or additions to our future production or future reserves, or it may result in disproving or diminishing our current reserves.
●	We have been an exploration stage entity and our future performance is uncertain.
●	We are dependent on certain members of our management and technical team.
●	Seismic studies do not guarantee that oil or gas is present or, if present, will produce in economic quantities.
●	The potential lack of availability of, or cost of, drilling rigs, equipment, supplies, personnel, and crude oil field services could adversely affect our ability to execute on a timely basis exploration and development plans within any budget.
●	Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms in the future, which may in turn limit our ability to develop our exploration, appraisal, development and production activities.
●	A substantial or extended decline in global and/or local oil and/or natural gas prices may adversely affect our business, financial condition and results of operations.
●	Unless we replace our petroleum reserves, our reserves and production will decline over time. Our business is dependent on the successful development of our various current petroleum assets and projects and/or on continued successful identification and exploitation of other petroleum assets and prospects, whereas the identified locations in which we drill in the future may not yield oil or natural gas in commercial quantities.
●	Our inability to access appropriate equipment and infrastructure in a timely manner may hinder our access to oil and natural gas markets or delay our future oil and natural gas production.
●	We are subject to numerous risks inherent to the exploration and production of oil and natural gas.
●	We are subject to drilling and other operational environmental hazards.

●	The development schedule of oil and natural gas projects, including the availability and cost of drilling rigs, equipment, supplies, personnel and oilfield services, is subject to delays and cost overruns.
●	Participants in the oil and gas industry are subject to numerous laws that can affect the cost, manner or feasibility of doing business.
●	We and our operations are subject to numerous environmental, health and safety regulations which may result in material liabilities and costs.
●	Our operations may be dependent on sources of electricity and/or natural gas that may be unreliable or costly.
●	We expect continued and increasing attention to climate change and energy transition issues and associated regulations to constrain and impede the oil/gas industry.
●	We may incur substantial losses and become subject to liability claims as a result of future oil and natural gas operations, for which we may not have adequate insurance coverage.
●	We may be subject to risks in connection with acquisitions and the integration of significant acquisitions may be difficult.
●	If we fail to realize the anticipated benefits of a significant acquisition, our results of operations may be adversely affected.
●	The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.
●	We are subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service, states in which we conduct business, and other tax authorities. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be materially adversely affected.
●	Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Risks Relating to Our Securities

●	There can be no assurance that an active and liquid trading market for our common stock will continue or that we will be able to continue to comply with the NYSE American’s continued listing standard
●	Our share price may be volatile, and purchasers of our common stock could incur substantial losses.
●	A substantial portion of our total issued and outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
●	Our common stock may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”
●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
●	We do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our shares appreciates.

Risks Relating to Our Business

We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the years ended October 31, 2025 and 2024.

For the year ended October 31, 2025, we generated revenues of $398,734, reported a net loss of $7,282,133 and cash flows used in operating activities of $2,604,749. For the year ended October 31, 2024, we generated revenues of $213,204, reported a net loss of $9,626,797, and cash flows used in operating activities of $3,840,744. As of October 31, 2025, we had an accumulated deficit of $27,355,812. Our management has concluded that our accumulated deficit and limited source of revenue sufficient to cover our cost of operation as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern, and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the years ended October 31, 2025 and 2024.

Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Going Concern Considerations.”

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

We have been an exploration stage entity and will continue to be so until we generate material and recurring revenue. Exploration stage entities face substantial business risks and may suffer significant losses. We have generated substantial net losses and negative cash flows from operating activities since our inception and expect to continue to incur substantial net losses as we continue our exploration and appraisal program. We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. We will need to develop additional business relationships, establish additional operating procedures, hire additional staff, and take other measures necessary to conduct our intended business activities. We may not be successful in implementing our business strategies or in completing the development of the facilities necessary to conduct our business as planned. In the event that one or more of our drilling programs is not completed, is delayed or terminated, our operating results will be adversely affected and our operations will differ materially from the activities described in this Annual Report. There are uncertainties surrounding our future business operations that must be navigated if we transition from an exploration stage entity and commence generating material and recurring revenues, some of which may cause a material adverse effect on our results of operations and financial condition.

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

Our business and results of operations may be materially adversely affected by inflationary pressures.

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

Our share price has been extremely volatile in the past and may continue to be so in the future. Since our IPO, our common stock has traded at prices ranging from $60.00 and $0.74 (on a post-reverse stock split basis). The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This is particularly applicable to small-capitalized companies with relatively smaller public floats like us. As a relatively small-capitalization company with a relatively small public float, we may experience greater stock price volatility, extreme price run-ups, lower trading volume and less liquidity than large-capitalization companies. In particular, our common stock may be subject to rapid and substantial price volatility, low volumes of trades and large spreads in bid and ask prices. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

The market price for our common stock may be influenced by many factors. Specifically, oil and gas stocks are also particularly volatile because the price of oil itself is highly volatile, which is largely driven by the complex interplay of supply and demand factors, heavily influenced by geopolitical events, making it sensitive to disruptions in production or sudden shifts in global demand, often causing large price swings in a short period of time; this directly impacts the profitability of oil and gas companies, leading to stock price fluctuations. Large moves in the price of our common stock either up or down, is also more likely on or around the times we make public announcements relating to our business, including updates in drilling operations at our sites.

The market price for our common stock may be influenced by many other factors, including, but not limited to:

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

Broad market and industry factors may significantly affect the market price of our securities, regardless of our actual operating performance. In addition, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock also could adversely affect our ability to issue additional shares of common stock or other securities and our ability to obtain additional financing in the future.

In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our common stock may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

Our common stock may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00) in the future. While our common stock is not currently considered a “penny stock” since it is listed on the NYSE American, if we are unable to maintain listing and our common stock is no longer listed on the NYSE American, unless we maintain a per-share price above $5.00, our common stock will become a “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.
●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

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

We do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our shares appreciates.

We do not plan to declare dividends on shares of our common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates, which may not occur, and you sell your shares at a profit. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price that you pay.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity attacks impact businesses and organizations of all sizes and sectors on a global basis. At Trio, we recognize the importance of developing, implementing, and maintaining a cybersecurity risk management program. Although the Company does not operate a centralized server environment, our operations rely on distributed devices and cloud-based platforms provided by third-party vendors. While this architecture reduces certain single-point-of-failure risks, it does not eliminate exposure to cybersecurity threats. We remain dependent on internal systems, employee devices, and external cloud-based infrastructure to securely process, transmit, and store critical information. We are continuing to implement resources designed to protect our systems and data from cybersecurity threats and are in the process of engaging an outsourced security firm to oversee our cybersecurity program.

We seek to reduce cybersecurity risks through a variety of risk management activities intended to identify, assess, manage, and mitigate cybersecurity threats.

Risk Management Strategy

Our cybersecurity risk management program is focused on the following key areas:

●	Governance: Our cybersecurity risk management program is led by our outsourced security team. At present, our Board of Directors does not directly oversee the cybersecurity risk management program; however, the Audit Committee is in the process of implementing procedures to obtain regular updates on our cybersecurity program, including recent developments, key initiatives to strengthen our systems, applicable industry standards, vulnerability assessments, third-party and independent reviews, and other information security considerations.
●	Approach: We intend to use a cross-functional approach to identifying, preventing, assessing, and mitigating cybersecurity threats and incidents, while implementing controls and procedures designed to provide for the prompt escalation of cybersecurity incidents and support appropriate public disclosure and reporting. Our cybersecurity efforts include, or are expected to include, risk-based administrative, technical, and physical controls. Trio is in the process of implementing an extensive set of policies, procedures, systems, and tools designed to help safeguard our distributed systems and cloud-based data, including firewalls, intrusion detection systems, access controls such as multi-factor authentication, vulnerability scanning, penetration testing, independent third-party control audits, an internal bug bounty program, and other systems and processes.
●	Incident Response Planning: We intend to maintain a breach reporting and resolution plan that includes defined processes, roles, communications, responsibilities, and procedures for responding to cybersecurity incidents and other events that impact our operations. Our incident response plans will be tested and evaluated on a regular basis.
●	Education and Awareness: We plan to establish a security and privacy awareness program that runs throughout the year and includes training for all company personnel to enhance employee awareness of how to detect and respond to cybersecurity threats, as well as more targeted training for personnel with increased responsibility for mitigating certain cybersecurity risks.

We plan to review and update our policies, procedures, processes, and practices to address changes in the threat landscape and lessons learned from suspected, actual, or simulated incidents. We also plan to review industry best practices to assist in evaluating responses to new challenges and risks. These evaluations include testing both the design and operational effectiveness of security controls.

Cybersecurity Risks

While we plan to dedicate significant efforts and resources to our cybersecurity program, we may be unable to successfully identify threats, prevent attacks, satisfactorily resolve cybersecurity incidents, or implement adequate mitigating controls. Any cybersecurity incident affecting our distributed systems, employee devices, cloud-based platforms, or third-party service providers that results in, or may result in, the loss, theft, or unauthorized disclosure of data—or any delay in determining the full extent of a potential breach—could have a material adverse impact on our business, results of operations, and financial condition. Potential impacts include harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.

To date, and except as otherwise noted in this Annual Report, we are not aware of any cybersecurity threats that have materially affected us, nor have we experienced any cybersecurity incidents.

ITEM 2. PROPERTIES.

Our principal properties consist of interests in oil and natural gas projects in California and Canada.

South Salinas Project (California)

We hold a working interest of approximately 85.775% in the South Salinas Project located in Monterey County, California. The Project currently consists of seven wells, of which six are inactive and temporarily shut-in. The HV-3A well was restarted on March 22, 2024 and is producing under our exploration/testing permits. We have drilling permits for two additional wells, HV-2 and HV-4, which may be drilled in 2026. We are also evaluating re-entry and sidetrack opportunities for certain existing wells based on 3D seismic data, as well as pursuing permits for full field development and water disposal operations.

Our evaluation of reserves and future net revenue attributable to the South Salinas Project is based on independent analyses prepared by KLS Petroleum Consulting LLC (“KLSP”), Denver, Colorado. KLSP has provided an updated reserve report with an effective date of April 30, 2024, entitled “Reserve Attributable to Trio Petroleum Corp South Salinas Area for Phased and Full Development”, which is filed as Exhibit 99.3 to this Annual Report.

Saskatchewan Properties (Canada)

In April 2025, we acquired working interests in certain natural gas and mineral leases located in Saskatchewan, Canada. These properties consist of leasehold interests in Township 47, Range 26 W3M and Township 48, Range 24 W3M. The leases are held by production or have primary terms extending to 2027. Our interests are subject to customary royalties and overriding royalty interests. These acquisitions expand our portfolio of oil and gas properties and are expected to contribute to future exploration and development activities.

Alberta Properties (Canada)

In November 2025, subsequent to our fiscal year end of October 31, 2025, we completed the acquisition of certain mineral leasehold interests and related rights located in Alberta, Canada. This acquisition is disclosed as a subsequent event in the notes to our financial statements and will be reflected prospectively in fiscal 2026.

Other than the properties described above, we do not own any material real property.

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

Holders of Record

As of January 16, 2026, we had 34 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Incentive Plans

We have adopted and approved the 2022 Equity Incentive Plan (the “2022 Plan”). Under the 2022 Plan, we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. Pursuant to the 2022 Plan, we have reserved 2,500,000 shares of the shares of common stock for issuance thereunder. The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of October 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of granted restricted stock awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	177,994	$13.42	395,844	510,250
Equity compensation plans not approved by security holders	-	-	-	-
	177,994	$13.42	395,844	510,250

(1)	The Company adopted the 2022 Plan originally at the closing of its initial public offering, and the 2022 Plan was amended and restated at the 2025 annual meeting of the stockholders on July 30, 2025.

Recent Sales of Unregistered Securities

During the year ended October 31, 2025, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

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

At-the Market Offerings

During the year ended October 31, 2024, the Company implemented an at-the-market equity offering program (“Spartan ATM”) with Spartan Capital Securities, LLC (“Spartan”), allowing for the periodic sale of shares of common stock to the public through Spartan, based on prevailing market conditions. This program provided the Company with flexibility to raise capital as needed to fund growth initiatives and working capital requirements. During the year ended October 31, 2025, the Company sold 2,951,169 shares of common stock through the Spartan ATM, generating net proceeds of $3,475,650. As of January 15, 2025, the Spartan ATM was fully sold, resulting in the sale of a total of 3,312,877 shares of common stock, generating net proceeds of $4,649,329.

Subsequent to the year ended October 31, 2025, the Company implemented a new at-the-market equity offering program (“Ladenburg ATM”) with Ladenburg Thalman & Co. Inc., however no sales have been made as of the date of this report.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Trio Petroleum Corp as of and for the years ended October 31, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. See “Item 7. Cautionary Statement Regarding Forward-Looking Information” below. Actual results could differ materially because of the factors discussed in “Item 1A. Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

Throughout this report, the terms “our,” “we,” “us,” “TPET” and the “Company” refer to Trio Petroleum Corp

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

We have had revenue-generating operations since the McCool Ranch Oil Field was restarted on February 22, 2024, and recognized our first revenues in our fiscal quarter ended April 30, 2024, and received the proceeds from these operations in June 2024. During the period ended April 30, 2025, we began generating revenue from our newly acquired properties in Saskatchewan, Canada.

Our Canadian projects represent a significant growth opportunity, driven primarily by planned workovers intended to enhance production across the acquired assets. We began executing this program immediately following the closing of our April 2025 acquisition of certain heavy oil assets in west-central Saskatchewan, Canada, including producing heavy oil wells, from Novacor, a company recognized as one of the lowest-cost operators in the region. In November 2025, we expanded our presence with the acquisition of a second Canadian project from Capital Land. Our strategy continues to focus on acquiring assets that generate immediate cash flow, provide meaningful long-term development potential, and offer the potential for transformative value creation through targeted strategic investment.

We were formed to initially acquire an approximate 82.75% working interest (which was subsequently increased to an approximate 85.775% working interest) from Trio LLC (“Trio LLC”) in the large, approximately 9,300-acre South Salinas Project that is located in Monterey County, California, and subsequently partner with certain members of Trio LLC’s management team to develop and operate those assets. We hold an approximate 68.62% interest after the application of royalties (“net revenue interest”) in the South Salinas Project. Trio LLC holds an approximate 3.9% working interest in the South Salinas Project. We and Trio LLC are separate and distinct companies. The remaining working interests are owned by two unrelated parties.

Initially, California was a significant part of our geographic focus; however, due to rising drilling costs and the negative impact on potential profitability, we have strategically shifted our efforts beyond California to pursue more economically viable opportunities. This transition is reflected in our acquisition of an interest in oil properties that are a part of the Asphalt Ridge Project in Uintah County, Utah, as well as our recent acquisition from Novacor, as described above, in the prolific Lloydminster, Saskatchewan heavy oil region and from Capital Land in the County of Vermilion of River (formerly known as the Municipal District of Wellington No. 41).

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

The acquired assets included six oil wells, a water-disposal well, a steam generator, boiler, storage tanks, and various operational infrastructure. While initial production was restarted on February 22, 2024, we have subsequently determined that under previously negotiated terms, natural gas prices and water disposal costs, particularly in California, makes it cost prohibitive for the Company to employ cyclic-steam operations to increase production and will not be economically feasible in the long run. On May 27, 2025, we executed a termination agreement with Trio LLC to end operations at the location and abandon all related leases. Capitalized costs totaling $500,614 have been written off and expensed in the statement of operations for the period ended October 31, 2025.

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

On December 29, 2023, we and HSO entered into an Amendment to the Asphalt Ridge Option Agreement, under which we funded $200,000 in exchange for an immediate 2% working interest in the initial 960 acres. An additional $25,000 was funded in January 2024, increasing our working interest to 2.25%. While we had the option to acquire an additional 17.75% working interest, we decided not to exercise this option and will instead retain our existing 2.25% working interest in the initial 960 acres.

Novacor Asset Purchase Agreement

As of April 4, 2025, we entered into an Asset Purchase Agreement (the “April 2025 Novacor APA”) with Trio Canada and Novacor Exploration Ltd., a corporation incorporated under the Canada Business Corporations Act (“Novacor”), pursuant to which, subject to the terms and conditions set forth in the April 2025 Novacor APA, Trio Canada agreed to acquire certain assets of Novacor relating its oil and gas business, including certain contracts, leases and permits for working interests in petroleum and natural gas and mineral rights located in the Lloydminster, Saskatchewan heavy oil region in Canada (collectively, the “April 2025 Novacor Assets”), free and clear of any liens other than certain specified liabilities of Novacor that are being assumed (collectively, the “Liabilities” and such acquisition of the Novacor Assets and assumption of the Liabilities together, the “April 2025 Novacor Acquisition”) for a total purchase price of (i) US$650,000, in cash, US$65,000 of which was previously provided as a deposit to Novacor, and (ii) the issuance to Novacor of 526,536 shares of common stock of common stock. The April 2025 Novacor Acquisition was consummated in two closings, with the first closing being consummated on April 8, 2025 and the second closing consummated on May 22, 2025. All five of our currently active wells are in the newly acquired Novacor property

P.R. Spring Letter of Intent and Option

On May 15, 2025, we entered into a non-binding Letter of Intent (LOI) with HSO for the potential acquisition of 2,000 acres of oil and gas properties at P.R. Spring, Uintah Basin, Utah (“P.R. Spring”), which is adjacent to Asphalt Ridge. The LOI contemplates our issuance of 1,492,272 restricted shares of common stock and the payment of $850,000 at closing, subject to execution of definitive agreements. Upon signing the LOI, we made a non-refundable $150,000 payment to HSO in consideration for the option. The LOI requires evidence of a minimum sustained production rate of 40 barrels per day for a continuous 30-day period from two wells at Asphalt Ridge by May 15, 2026, or the LOI will expire unless extended by us. We are not under any obligation to enter into definitive agreements in connection with an acquisition.

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

Capital Land Services Acquisition

On August 20, 2025, the Company), through its wholly owned subsidiary Trio Canada, entered into an Asset Purchase Agreement (“APA”) with Capital Land Services Ltd. (“Capital Land”). Pursuant to the APA, Trio Canada agreed to acquire certain mineral leasehold interests and related rights located in the County of Vermilion of River, Alberta, Canada, together with associated contracts, permits, and registrations (collectively, the “Assets”). The total purchase price consists of CAD $150,000 in cash and the issuance of restricted shares of the Company’s common stock having an aggregate value of CAD $150,000.

On November 3, 2025, subsequent to the Company’s fiscal year ended October 31, 2025, the transactions contemplated under the APA were completed (the “Capital Land Acquisition”). At closing, Trio Canada paid Capital Land CAD $150,000 in cash and we issued 104,227 restricted shares of our common stock to Capital Land. In exchange, Trio Canada acquired the Assets, including certain wells that had been purchased out of receivership. Due to regulatory requirements of the Alberta Energy Regulator (“AER”), the Company arranged for all applicable licenses to be transferred to Novacor, an experienced operator with whom the Company has an existing commercial relationship. Novacor utilizes Capital Land as its AER agent. In consideration for Capital Land’s services as AER agent, the Company granted Capital Land a 1% gross overriding royalty with respect to the mineral rights, for as long as Capital Land continues to provide such services.

Asset Purchase Transaction with Novacor Exploration Ltd.

As of December 30, 2025, the Company entered into an Asset Purchase Agreement (the “December 2025 Novacor APA”) with Trio Canada, and Novacor, pursuant to which, subject to the terms and conditions set forth in the December 2025 Novacor APA, Trio Canada agreed to acquire certain assets of Novacor’s relating to Novacor’s oil and gas business, including certain contracts, leases and permits for working interests in petroleum and natural gas and mineral rights located in the Lloydminster, Saskatchewan heavy oil region in Canada (collectively, the “December 2025 Novacor Assets”), free and clear of any liens other than certain specified liabilities of Novacor that are being assumed (collectively, the “Liabilities” and such acquisition of the Assets and assumption of the Liabilities together, the “December 2025 Novacor Acquisition”) for a total purchase price of CAD $1,000,000 (US$730,300 based on the applicable exchange rate to U.S. Dollars). The Company issued to Seller 912,875 restricted shares of common stock of the Company, subject to certain registration rights (the “Purchase Price”).

The December 2025 Novacor Acquisition was closed on December 30, 2025, simultaneously with the execution by the Company, Trio Canada and Novacor of the December 2025 Novacor APA and other transaction documents (the “Closing”). At the Closing, title to the December 2025 Novacor Assets was delivered to the Trio Canada, and the Company, thereafter deliver the restricted shares to Novacor.

Following the Closing, (i) operating costs for the December 2025 Novacor Assets shall, for a period of two (2) years, be held at the levels detailed in the auditor’s report over the eighteen (18) month period prior to the Closing, prepared for Trio Canada on the basis of the due diligence materials provided by Novacor to Trio Canada in connection with the December 2025 Novacor Acquisition, unless mutually agreed otherwise; (ii) after such two-year period, operating costs shall remain competitive with other operators in the area; and (iii) Trio Canada shall be entitled to terminate Novacor’s post-Closing actions at any time on 30 days’ prior written notice to the Novacor. After the Closing, with respect to the December 2025 Novacor Assets, Novacor shall act as the on-site operator of the December 2025 Novacor Assets and perform all work and services as provided in the December 2025 Novacor APA.

On December 30, 2025, the Company and Novacor executed and entered into a Registration Rights Agreement with respect to the restricted shares (the “RRA”). Pursuant to the provisions of the RRA, Novacor is entitled to certain “piggyback” registration rights, with respect to the Registrable Securities (as such term is defined in the RRA), providing Novacor with the right to include the Registrable Securities in a registration statement filed by the Company for the registration of its securities and/or the resale of shares of Common Stock by other stockholders of the Company (a “Piggyback Registration Statement”), subject to certain limitations and restrictions. In the event that the Registrable Securities are not included in a Piggyback Registration Statement filed by the Company with the Securities and Exchange Commission (“SEC”) on or before March 31, 2026, the Company is obligated to file a registration statement on or before March 31, 2026, to register the resale of the Registrable Securities, subject to certain limitations and restrictions. The Company has agreed to pay all fees relating to the registration of the Registrable Securities, except any broker or similar commissions payable by a holder of Registrable Securities.

Ladenburg ATM Agreement

On January 9, 2026, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) as agent, pursuant to which the Company may issue and sell shares of our common stock from time to time through Ladenburg (the “ATM Offering”). On January 9, 2026, the Company also filed a prospectus supplement with the SEC covering the sale of shares of common stock having an aggregate offering price of up to $3,600,000 (the “Placement Shares”), in connection with the ATM Offering. Upon delivery of a Placement Notice (as such term is defined in the ATM Agreement) and subject to the terms and conditions of the ATM Agreement, Ladenburg shall use its commercially reasonable efforts to sell the Placement Shares by (i) any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NYSE American or on any other existing trading market for the common stock and/or (ii) any other method permitted by law with the Company’s consent. The ATM Agreement provides that Ladenburg will be entitled to aggregate compensation for its services up to 3.0% of the gross proceeds from each sale of Placement Shares sold through Ladenburg under the ATM Agreement.

Going Concern Considerations

We began generating revenues in the prior fiscal year but have incurred significant losses since inception. As of October 31, 2025, we had an accumulated deficit of $27,355,812 and a working capital deficit of $785,902. For the year ended October 31, 2025, we reported a net loss of $7,282,133 and used $2,604,749 in cash for operating activities.

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

Results of Operations

For the Year Ended October 31, 2025 compared to the Year Ended October 31, 2024

Our financial results for the years ended October 31, 2025 and 2024 are summarized as follows:

	For the Years Ended October 31,
	2025	2024	Change	% Change
Revenues, net	$398,734	$213,204	$185,230	87.0%
Cost of goods sold	175,729	-	175,729	100.0%
Gross profit	223,005	213,204	9,801	4.6%

Operating expenses:
Exploration expenses	$45,594	$177,416	$(131,822)	(74.3)%
General and administrative expenses	2,817,626	4,716,057	(1,898,431)	(40.3)%
Stock-based compensation expense	2,629,110	1,534,667	1,094,443	71.3%
Accretion expenses	2,778	2,778	-	0.0%
Total operating expenses	5,495,108	6,430,918	(935,810)	(14.6)%
Loss from operations	(5,272,103)	(6,217,714)	945,611	(15.2)%

Other expenses:
Interest expense	605,515	2,118,548	(1,513,033)	(71.4)%
Loss on abandonment of properties	611,763	-	611,763	100.0%
Loss on extinguishment	89,339	-	89,339	100.0%
Loss on conversion	712,253	1,290,535	(578,282)	(44.8)%
Gain on foreign currency translation	(8,840)	-	(8,840)	100.0%
Total other expenses	2,010,030	3,409,083	(1,399,053)	(41.0)%
Loss before income taxes	(7,282,133)	(9,626,797)	2,344,664	(24.4)%
Income tax benefit	-	-	-	-
Net loss	$(7,282,133)	$(9,626,797)	$(2,344,664)	(24.4)%

Revenues, net

Revenues, net for the year ended October 31, 2025 increased by approximately $0.2 million, or 87.0%, compared to revenue in the prior year. The increase was primarily attributable to higher oil production volumes following the acquisition of properties in the Lloydminster region of Saskatchewan, Canada. During fiscal 2025, we sold and shipped approximately 8,400 barrels of oil from the Saskatchewan region, compared to approximately 2,900 barrels in fiscal 2024, which were primarily produced from the HH-1 well.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory geological and geophysical costs, delay rentals and exploratory overhead, and are expensed as incurred. Exploration expenses decreased by approximately $0.1 million as compared to the prior year due to a decrease in exploratory, geological, and geophysical costs incurred during the period.

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

General and administrative expenses decreased by approximately $1.9 million for the year ended October 31, 2025, compared to the prior year. This reduction was primarily driven by lower salary expenses (approximately $900,000), advertising and marketing fees ($435,000), filing fees ($200,000), consulting fees ($380,000), and legal fees ($170,000); the decrease reflects both structural and strategic actions taken by the Company during the fiscal year. Specifically, the Company reduced the size of its management team, resulting in lower compensation and related benefit costs. In addition, management implemented a company-wide initiative to streamline operations and reduce discretionary spending. These efforts included scaling back external marketing campaigns, renegotiating vendor contracts, limiting reliance on outside consultants, and consolidating legal and filing activities.

Stock-based compensation expense

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. For the year ended October 31, 2025, stock-based compensation expense increased by approximately $1.1 million, primarily reflecting the grant and immediate recognition of expense for 1,552,500 options issued during the fourth quarter of fiscal 2025.

Accretion expenses

We have an Asset Retirement Obligation (“ARO”) recorded that is associated with its oil and natural gas properties in the SSP; the fair value of the ARO was recorded as a liability and is accreted over time until the date the ARO is to be paid. For the year ended October 31, 2025, accretion expenses remained consistent with that of the prior year period.

Other expenses, net

For the year ended October 31, 2025, other expenses, net decreased by approximately $1.4 million when compared to the prior year period. This decline was primarily driven by (i) an approximate $1.5 million reduction in non-cash interest expense resulting from lower debt levels in the current period (non-cash interest expense is recognized as debt discounts on financings are amortized), as well as (ii) an approximate $0.6 million decrease in the loss on a note conversion recorded in the prior period, which stemmed from principal payments made via conversion shares under the October 2023 Securities Purchase Agreement. These reductions were partially offset by a $0.6 million loss incurred in the current period due to the abandonment of oil and gas properties.

Liquidity and Capital Resources

Working Capital/(Deficiency)

Our working capital deficit as of October 31, 2025, in comparison to our working capital deficit as of October 31, 2024, can be summarized as follows:

	October 31, 2025	October 31, 2024
Current assets	$1,070,988	$565,219
Current liabilities	1,856,890	2,590,699
Working capital (deficiency)	$(785,902)	$(2,025,480)

Current assets increased primarily due to a $3.4 million rise in cash, driven by proceeds from the sale of common shares under the Company’s at-the-market (ATM) offering agreement during the fiscal quarter ended January 31, 2025. Current liabilities decreased overall, reflecting reductions in promissory notes (approximately $0.7 million), notes payable to related parties ($0.2 million), and other current liabilities ($0.4 million). These decreases were partially offset by an increase in accounts payable of approximately $0.2 million and an increase in convertible notes of approximately $0.5 million.

Cash Flows

Our cash flows for the year ended October 31, 2025, in comparison to our cash flows for the year ended October 31, 2024, can be summarized as follows:

	Years ended October 31,
	2025	2024
Net cash used in operating activities	$(2,604,749)	$(3,840,744)
Net cash used in investing activities	(978,563)	(1,089,882)
Net cash provided by financing activities	4,165,058	3,654,647
Effect of foreign currency exchange	14,471	-
Net change in cash	$596,217	$(1,275,979)

Cash Flows from Operating Activities

For the years ended October 31, 2025 and 2024, cash used in operating activities was $2,604,749 and $3,840,744, respectively. The cash used in operations for the year ended October 31, 2025 was primarily attributable to our net loss of $7,282,133, adjusted for non-cash expenses in the aggregate amount of $4,706,442, as well as $109,058 of net cash used to fund changes in the levels of operating assets and liabilities. The cash used in operations for the year ended October 31, 2024 was primarily attributable to our net loss of $9,626,797, adjusted for non-cash expenses in the aggregate amount of $5,042,982, as well as $743,071 of net cash provided to fund changes in the levels of operating assets and liabilities.

Cash Flows from Investing Activities

For the years ended October 31, 2025 and 2024, cash used in investing activities was $978,563 and $1,089,882, respectively. The decrease in cash used during the current year primarily reflects slightly lower capital investment activity; for the year ended October 31, 2025, cash outflows were primarily attributable to approximately $0.9 million in connection with the acquisition of assets related to the Lloydminster, Saskatchewan properties. Cash used from investing activities for the year ended October 31, 2024 was attributable to approximately $1.2 million related to costs for capital expenditures, which were capitalized and are reflected in the balance of the oil and gas property as of October 31, 2024.

Cash Flows from Financing Activities

For the years ended October 31, 2025 and 2024, cash provided by financing activities was $4,165,058 and $3,654,647, respectively. Cash provided by financing activities during the year ended October 31, 2025 was primarily attributable to (i) proceeds approximately $3.5 million from the issuance of shares of common stock in connection with an ATM agreement, (ii) proceeds from the issuance of convertible debt of approximately $1.6 million, offset by repayments of related party debt and promissory notes of approximately $0.2 million and $0.6 million, respectively, as well as payments of debt issuance costs of approximately $0.1 million. Cash provided by financing activities during the year ended October 31, 2024 was primarily attributable to proceeds of approximately $3.1 million from the issuance of promissory notes, related party notes and convertible notes payable and proceeds of approximately $1.2 million from the issuance of common shares in connection with an ATM agreement, offset by payments for debt in the amount of approximately $0.4 million and debt issuance costs of $0.3 million.

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

On December 29, 2023, we amended the ARLO Agreement and funded $200,000 of the initial $500,000 tranche in advance of HSO satisfying the required conditions. In exchange, we acquired a 2% interest in the leases. These funds were designated for infrastructure development, including road construction. As of October 31, 2025, we had paid a total of $225,000 to HSO and hold a 2.25% working interest in the leases. These costs have been capitalized and are reflected in the oil and gas property balance as of October 31, 2025.

Under the most recent amendment signed in April 2025, we had until May 10, 2025 to pay an additional $1,775,000 to exercise its option for the remaining 17.75% interest. The option expired unexercised and we forfeited our right to acquire the additional interest. We retain our existing 2.25% interest.

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

For the years ended October 31, 2025 and 2024, we recognized director compensation expense of $321,689 and $223,170, respectively.

Critical Accounting Policies and Estimates

Basis of Presentation

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared, and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements.

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

As of October 31, 2025, we had seven wells that are producing, all of which are located in the newly acquired Saskatchewan property, plus two workovers. We expect to add the reserve value of such fields to our reserve report after a further period of observation and review of the oil production; once this has been determined, we will estimate the necessary depreciation, depletion and amortization (“DD&A”) for such wells.

Proved and unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until we specifically identify a lease that will revert to the lessor, at which time we charge the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. As of October 31, 2025 and 2024, such oil and gas properties were classified as unproved properties and were not subject to depreciation, depletion and amortization.

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

As of October 31, 2025, we have proved reserves in the newly acquired Saskatchewan properties and expect to add the reserves values of such fields to our reserve report; once this has been done, we will estimate the necessary DD&A for such wells.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of October 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of October 31, 2025, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls over Financial Reporting

The management of Trio Petroleum Corp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The management of Trio Petroleum Corp, including our principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework” (2013).

Management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2025, based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

(c) Insider Trading Arrangements

As previously reported on the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2025, on January 22, 2025, Robin Ross, the Chief Executive Officer and Director of the Company, entered into a 10b5-1 sales plan (the “Ross January 2025 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, which Ross January 2025 10b5-1 Sales Plan provided for the sale of up to 150,000 shares of common stock and was set to remain in effect until the earlier of (1) July 22, 2026; or (2) the date on which an aggregate of 150,000 shares of common stock have been sold under the Ross 10b5-1 Sales Plan. On December 4, 2024, the Ross January 2025 10b5-1 Sales Plan was terminated.

As of the date of termination, none of the shares were sold and no other adjustments were made to the Ross January 2025 10b5-1 Sales Plan during the quarterly period prior to termination.

On September 17, 2025, Robin Ross, Chief Executive Officer and a Director of the Company, entered into a 10b5-1 sales plan (the “Ross 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ross 10b5-1 Sales Plan provides for the sale of up to 150,000 shares of common stock and will remain in effect until the earlier of (1) August 17, 2026; or (2) the date on which an aggregate of 150,000 shares of common stock have been sold under the Ross 10b5-1 Sales Plan. As of the date of this Annual Report, 37,500 of the shares were sold and no other adjustments were made to the plan during the period covered by this Annual Report.

On October 3, 2025, Thomas J. Pernice, a Director of the Company, entered into a 10b5-1 sales plan (the “Pernice 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Pernice 10b5-1 Sales Plan provides for the sale of up to 250,000 shares of common stock and will remain in effect until the earlier of (1) October 10, 2026; or (2) the date on which an aggregate of 250,000 shares of common stock have been sold under the Pernice 10b5-1 Sales Plan. As of the date of this Annual Report, 25,000 of the shares were sold and no other adjustments were made to the plan during the period covered by this Annual Report.

On October 20, 2025, John W. Randall, a Director of the Company, entered into a 10b5-1 sales plan (the “Randall 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Randall 10b5-1 Sales Plan provides for the sale of up to 50,000 shares of common stock and will remain in effect until the earlier of (1) July 31, 2026; or (2) the date on which an aggregate of 50,000 shares of common stock have been sold under the Randall 10b5-1 Sales Plan. As of the date of this Annual Report, none of the shares were sold and no other adjustments were made to the plan during the period covered by this Annual Report; provided, however, that the Randall 10b5-1 Sales Plan provides for the first sale of 20,000 shares of common stock on February 1, 2026.

No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5 trading arrangement, (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended October 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age as of January 20, 2026, and position of the individuals who currently serve as directors and executive officers of the Company. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Executive Officers
Robin Ross	72	Chief Executive Officer and Chairman
Gregory L. Overholtzer	69	Chief Financial Officer
Non-Employee Directors
William J. Hunter	57	Director
John Randall	84	Director
Thomas J. Pernice	63	Director
James H. Blake	58	Director

Executive Officers

Robin Ross (Chief Executive Officer, Chairman and Director) has served as our Chief Executive Officer since July 2024, and Chairman and Director since June 2024. Mr. Ross previously served as a director of the Company from August 2021 to May 2023 and was a co-founder of the Company in July 2021. Since November 2023, Mr. Ross has served as the Chairman and CEO of Drillwaste Solutions Corp., a Canadian private company. Since October 2019, Mr. Ross has served as the founder of Gold’n Futures Mineral Corp. (CSE: FUTR), a junior resource company. Since 2007, Mr. Ross has served as the president of Vanross Enterprises Inc., a Canadian investment company. From 2008 until the sale of the company in August 2010, Mr. Ross served as a Co-Founder of Canada Potash Corporation, a Canadian resource company with access to over 1.7 million acres, or just over 15%, of the 11 million acres in the Williston Basin in South Central Saskatchewan, Canada. Mr. Ross previously held management positions at Canadian investment dealers for over 18 years. From 1999 until 2001, Mr. Ross served as Branch Manager and Director of Sales at Yorkton Securities, a Canadian biotechnology and investment dealer. From 1987 until 1999, Mr. Ross served as Branch Manager at Midland Walwyn Inc., a Canadian national investment dealer.

Gregory L. Overholtzer (Chief Financial Officer) has served as our Chief Financial Officer since February 2022. Since 2019, Mr. Overholtzer has worked as a part-time Chief Financial Officer of Indonesia Energy Corp. (NYSE AMERICAN: INDO). In addition, from November 2019 until October 2024, Mr. Overholtzer served as a Consulting Director of Ravix Consulting Group. From December 2018 until November 2019, Mr. Overholtzer served as a Field Consultant at Resources Global Professionals. From January 2012 until December 2018, Mr. Overholtzer served as the Chief Financial Officer, Chief Accounting Officer and Controller of Pacific Energy Development (NYSE AMERICAN: PED). Mr. Overholtzer holds a BA in Zoology and an MBA in Finance from the University of California, Berkeley.

Non-Employee Directors

William J. Hunter (Director) has served as a Director since July 2022. From 2015 until 2022, Mr. Hunter served as Managing Partner of Hunter Resources LLC, a strategic and financial consulting firm. From 2017 until 2021, Mr. Hunter served as the President, Chief Financial Officer and Director of Advent Technologies post-merger with AMCI Acquisition Corp. From 2013 until 2015, Mr. Hunter served as Managing Director of the Industrial Group of Nomura Securities. Mr. Hunter is currently Chief Executive Officer and a Director at Uranium American Resources Inc. (OTCBB:UARI) f/ka/Tonogold Resources, since 2022 and a former Director at American Battery Technology Corporation (NADAQ: ABAT) from 2016 to 2022. William Hunter received his B.Sc. from DePaul University in Chicago and an MBA with distinction from the Kellstadt School of Business at DePaul University.

John Randall (Director) has served as a Director since November 2021. From May 2017 to March 2023, Mr. Randall worked as a sole proprietor to provide Professional Geologist, to companies and lenders. In such role, Mr. Randall identified oil and gas properties to buy, analysis, and value creation for Arcadius Capital, Azimuth, GE Capital, and Tetra Tech. From April 2016 to April 2017, Mr. Randall was Vice President of the California Business Unit of Azimuth Energy. Prior to that, from 2003 to April 2016, Mr. Randall served as Senior Geologist at Freeport-McMoRan Oil and Gas. From 1984 to 2001, Mr. Randall District and Division Geologist for Chevron in California, and spent his final four years with the company as an expatriate serving as Geological Operations Manager at Chevron’s Tengiz operations in Kazakhstan. From 1977 to 1984, Mr. Randall was a Geology Manager for Gulf Oil Corp., and from 1970 t0 1977, he was a Development Geologist for Union Oil Company. Mr. Randall holds both an M.S. and a B.S. in Geology from Southern Illinois University. Mr. Randall also holds registered professional geological licenses in the states of California, Texas, Louisiana, and Mississippi.

Thomas J. Pernice (Director) has served as a Director since November 2021. Mr. Pernice has served as the President of Modena Holding Corporation, a company providing corporate and executive advisory services, since 2000. In addition, he has served as a partner with The Abraham Group, an international strategic consulting firm and with Green Partners USA, LLC, a private equity real estate fund dedicated to green building since 2007. In 2004, he was appointed Senior Policy Advisor and Executive Director of the Secretary of Energy Advisory Board at the U.S. Department of Energy where he served until 2006. He was a partner and Managing Director of Cappello Group, a boutique investment and merchant bank in Los Angeles from 2000 to 2004. Mr. Pernice also served in the Family Offices of billionaire industrialist David H. Murdock where he was a member of the Chairman’s Global Leadership Team and Executive Officer of Dole Food Company, Inc. (NYSE: DOL) from 1992 to 2000. Mr. Pernice was as a Presidential Appointee and member of the senior White House staff serving from 1984 to 1992 where he traveled as a diplomatic representative of the United States to more than 92 countries. Further, Mr. Pernice has served as Executive Vice Chairman, a member of the board of director and an officer to Vaxanix Bio, Ltd since December 2023, as a member of the board of directors and officer to Vaxanix Bio Acquisition Corp I since January 2023, as a member of the board of director and officer to Vaxanix Bio Acquisition Corps II, III, IV, V, VI, VII and VIII since December 2023, as a member of the board of directors of DrillWaste Corp. since October 2023, as a member of the board of directors of D3 Energy Corporation since 2022 until March 2025, when D3 Energy Corporation was dissolved, and Panvaxal, LLC, a private biotechnology company since 2019. Mr. Pernice is also member of the board of advisors to JMS Energy Impact Fund since October 2023 and a member of the board of advisors to IOCharge Corp since September 2023. Mr. Pernice holds a BA in Broadcast Journalism from the University of Southern California.

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

Board Composition and Election of Directors

Our board of directors currently consists of five members. Under our amended and restated bylaws, the number of directors will be determined from time to time by our board of directors.

Director Independence

Our board has determined that Robin Ross currently has relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, such that he cannot be deemed “independent” as that term is defined under the rules of the NYSE American, or the NYSE American rules. Our board has determined that William Hunter, John Randall, Thomas J. Pernice and James H. Blake are all “independent” as that term is defined under the NYSE American rules. As required under the NYSE American rules a majority of the members serving on the Board are considered to be “independent.”

Classified Board of Directors

In accordance with our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

●	the Class I directors are John Randall and Thomas J. Pernice, and their terms will expire at our annual meeting of stockholders in 2027;

●	the Class II directors are William J. Hunter and James H. Blake, and their term will expire at our annual meeting of stockholders in 2028, and

●	the Class III director is Robin Ross, and his term will expire at the annual meeting of stockholders in 2026.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2025, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons except for (i) Mr. Randall filed two late Form 4s covering two transaction, (ii) Mr. Blake filed one late Form 3, and filed one late Form 4 covering one transaction, (iii) Mr. Hunter filed one late Form 4 covering one transaction, (iv) Mr. Pernice filed one late Form 4 covering one transaction, (v) Mr. Ross filed one late Form 4 covering one transaction, and (vi) Mr. Overholtzer filed one late Form 4 covering one transaction.

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

Summary Compensation

The following sets forth the compensation paid by us to our named executive officers for the fiscal years ended October 31, 2025 and 2024.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Robin Ross	2025	335,950	-	1,115,910	-	-	1,451,860
Chief Executive Officer and Chairman(1)	2024	25,569	70,639	52,541	-	4,170	152,919

Greg Overholtzer	2025	145,000	-	103,236	-	-	248,236
Chief Financial Officer (2)	2024	90,000	-	14,136	-	-	104,136

Stanford Eschner	2025	28,333	-	17,678	-	-	46,011
Vice Chairman (3)	2024	120,417	-	228,167	-	-	348,584

Terence Eschner	2025	28,333	-	-	-	-	28,333
President (4)	2024	120,417	-	228,167	-	-	348,584

Steven Rowlee	2025	28,333	-	-	-	-	28,333
Chief Operating Officer (5)	2024	127,500	-	228,167	-	-	355,667

(1)	Effective as of June 20, 2024, we appointed Mr. Ross as the Chairman of the Board of Directors; in connection with this appointment, we awarded Mr. Ross 50,000 shares of restricted stock, with 25% of the shares vesting six months after issuance and the remainder equally over the next twelve months on a quarterly basis. Effective as of July 11, 2024, we entered into an employment agreement with Mr. Ross, who became our Chief Executive Officer (“CEO”), for a term ending on December 31, 2026, which shall auto-renew for additional one-year terms. Per his employment agreement, we have agreed to pay Mr. Ross a salary at a rate of $300,000 per year. He is eligible for an annual bonus targeted at 100% of base salary, as determined by the Board based on his performance and the achievement by the Company of financial, operating and other objectives set by the Board. In connection with his appointment as the CEO, Mr. Ross was also granted an award of 100,000 shares of restricted stock, subject to Continuous Service, and which will vest with respect to 25% of the shares of restricted stock on January 9, 2025, and the remainder shall vest in equal tranches every three months thereinafter until either the shares of restricted stock are fully vested or Mr. Ross’s Continuous Service with the Company terminates, whichever occurs first. Additionally, in August 2025, the Compensation Committee approved an increase in Mr. Ross’ salary to $400,000 per year, a cash bonus of $150,000, as well as the one-time award of 625,000 shares of common stock, which vested upon grant and thus were expensed immediately. As of October 31, 2025, such shares had not yet been issued, but were subsequently issued on December 16, 2025.

(2)	Effective as of February 1, 2022, we entered into an employment agreement with Mr. Overholtzer, under which we agreed to pay him a salary of $60,000, with an increase to $120,000 on the first date the Company’s shares were publicly traded. He was eligible for an annual bonus that was targeted at 50% of his base salary beginning in 2022, and was also granted 5,000 RSUs, which were subject to Continuous Service and had a vesting period of two years. As of October 31, 2024, all such RSUs have vested and as of December 31, 2024, such agreement and Mr. Overholtzer’s employment with the Company expired by their terms. On January 1, 2025, we entered into an independent contractor agreement with Mr. Overholtzer, under which he continues to serve as the Chief Financial Officer of the Company and is paid a monthly fee of $12,500; the initial term of the agreement is for one year and will be automatically renewed unless either party provides a 30-day notice prior to the expiration of the agreement. On August 1, 2025, the Compensation Committee authorized a one-time award of 62,500 common shares to Mr. Overholtzer, pursuant to the Plan. Such shares vested upon grant and thus were expensed immediately. As of October 31, 2025, such shares had not yet been issued, but were subsequently issued on December 16, 2025.

(3)

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

On August 1, 2025, Mr. Eschner resigned from his positions as Vice Chairman and director of Trio Petroleum Corp, effective immediately. His resignation was not the result of any disagreement with the Company’s management or Board of Directors regarding operations, policies, or practices. Concurrently, the Board approved Mr. Eschner’s engagement as a consultant to the Company through December 31, 2025. Under the Consulting Agreement, Mr. Eschner is entitled to receive a monthly cash fee of $4,167 and a one-time grant of 15,000 shares of common stock pursuant to the Plan.

(4)	Effective as of May 1, 2023, we entered into an employment agreement with Mr. Eschner for a term ending on December 31, 2024. Under his employment agreement, we agreed to pay Mr. Eschner a salary of $170,000, with the eligibility of an annual bonus targeted at 50% of his base salary, as determined by the Board based on his performance and the achievement by the Company of financial, operating and other objectives set by the Board. Mr. Eschner’s employment agreement and his employment with the Company expired by their terms on December 31, 2024. Mr. Eschner was also granted an award of 7,500 restricted shares, subject to continuous service, with a vesting schedule in which 25% of the restricted shares vest 5 months after the employment start date, with the remainder vesting in equal tranches every 6 months thereinafter. As of October 31, 2024, 5,625 of the shares awarded to Mr. Eschner had vested and as of December 31, 2024, the remaining 1,875 unvested shares were forfeited upon Mr. Eschner’s termination.

(5)	Effective as of May 1, 2023, we entered into an employment agreement with Mr. Rowlee for a term ending on December 31, 2024. Under his employment agreement, we agreed to pay Mr. Rowlee a salary of $170,000, with the eligibility of an annual bonus targeted at 50% of his base salary, as determined by the Board based on his performance and the achievement by the Company of financial, operating and other objectives set by the Board. Mr. Rowlee’s employment agreement and his employment with the Company expired by their terms on December 31, 2024. Mr. Rowlee was also granted an award of 7,500 restricted shares, subject to continuous service, with a vesting schedule in which 25% of the restricted shares vest 5 months after the employment start date, with the remainder vesting in equal tranches every 6 months thereinafter. As of October 31, 2024, 5,625 of the shares awarded to Mr. Rowlee had vested and as of December 31, 2024, the remaining 1,875 unvested shares were forfeited upon Mr. Rowlee’s termination.

Outstanding Equity Awards at Year-End

The following table provides information on outstanding equity awards as of October 31, 2025 to our NEOs.

			Equity	Equity Incentive
			incentive plan	Plan awards:
			awards:	Market or
			Number of	payout value of
	Number of	Market value of	unearned shares,	unearned shares,
	shares or units of	shares or units of	units or other	units or other
	stock that have	stock that have	rights that have	rights that have
Name	not vested	not vested	not vested	not vested
Robin Ross (1)	-	-	52,031	$125,962
Greg Overholtzer (2)	-	-	-	$-

(1)	Mr. Ross was granted awards of 50,000 RSUs and 100,000 shares of restricted stock, which are all subject to Continuous Service and have vesting schedules in which 25% of the shares of restricted stock will vest six months after the effective date of the award, and the remainder shall vest in equal tranches every three months thereinafter until either the shares of restricted stock are fully vested or Mr. Ross’ Continuous Service with the Company terminates, whichever occurs first. As of October 31, 2025, 97,969 of the RSUs or shares of restricted stock awarded to Mr. Ross have vested.
(2)	Mr. Overholtzer was granted 10,000 RSUs which are subject to Continuous Service and have a vesting period of six months after the date of the award, at which point they will vest in full. As of October 31, 2025, all of the shares of restricted stock awarded to Mr. Overholtzer had vested.

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

We agreed to pay Mr. Ross a salary at a rate of $300,000 per year, which was subsequently increased to $400,000 per year effective August 1, 2025, as memorialized in the amendment to the Ross Employment Agreement dated August 1, 2025. He is eligible for an annual bonus targeted at 100% of base salary, as determined by the Board based on his performance and the achievement by the Company of financial, operating and other objectives set by the Board. Mr. Ross was also granted an award of 100,000 shares of restricted stock, subject to Continuous Service (as such term is defined in the Ross Employment Agreement, which award was made, and which will vest, with respect to 25% of the shares of restricted stock on January 9, 2025, and the remainder shall vest in equal tranches every three months thereinafter until either the shares of restricted stock are fully vested or Mr. Ross’s Continuous Service with the Company terminates, whichever occurs first. Mr. Ross also receives a standard benefit package, and reimbursement for reasonable business and travel expenses. He also is eligible for twenty-five vacation days per annum. Although Mr. Ross is employed pursuant to a term, either the Company or Mr. Ross may terminate his employment earlier. We may terminate Mr. Ross’s employment with or without Cause. “Cause” means: (a) conviction of, or plea of nolo contendere to any felony or crime involving dishonesty or moral turpitude (whether or not a felony); (b) any action by Mr. Ross involving fraud, breach of the duty of loyalty, malfeasance or willful misconduct; (c) the failure or refusal by Mr. Ross to perform any material duties hereunder or to follow any lawful and reasonable direction of the Company; (d) intentional damage to any property of the Company; (e) chronic neglect or absenteeism in the performance of Mr. Ross’s duties; (f) willful misconduct, or other material violation of Company policy or code of conduct that causes a material adverse effect upon the Company; (g) material uncured breach of any written agreement with the Company (subject to a 10 business day cure right on behalf of the Company); or (h) any action that in the reasonable belief of the Company shall or potentially shall subject the Company to negative or adverse publicity or effects.

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

Mr. Overholtzer is entitled to the payment of a monthly fee of $12,500, which was subsequently increased to $15,000 per month, effective as of January 1, 2026 for his services and reimbursement of all pre-approved expenses relating to his services upon presentation of invoices and receipts reasonably acceptable to the Company. The Company entered into a new independent contractor agreement with Mr. Overholtzer effective on January 1, 2026, to memorialize this increase in payment, and which otherwise contains the same terms as the IC Agreement.

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

Employment Agreement- Stanford Eschner

We entered into an employment agreement with our Vice Chairman, Stanford Eschner, effective as of May 1, 2023, for a term ending on December 31, 2024. Mr. Eschner’s employment agreement and his employment with the Company expired by their terms on December 31, 2024. Mr. Eschner resigned as Vice Chairman and Director of the Company effective August 1, 2025.

Incentive Award Plans

2022 Equity Incentive Plan

We have adopted and approved the 2022 Plan. On August 15, 2024, at the 2024 annual meeting of the stockholders of the Company, the number of shares of common stock reserved for issuance with respect to awards granted under the 2022 Plan was approved by the stockholders to increase from 200,000 shares of common stock to 500,000 shares of common stock. On July 30, 2025, at the 2025 annual meeting of the stockholders of the Company, the stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2022 Plan to 2,500,000 shares of common stock and increased the maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options under the 2022 Plan to 2,500,000 shares of common stock. Additionally, the stockholders approved an amendment to the 2022 Plan to include an “evergreen” provision. Under the 2022 Plan, we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The material terms of the 2022 Plan are summarized below.

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

Share Reserve. Pursuant to the 2022 Plan, we have reserved 2,500,000 shares of the shares of common stock for issuance thereunder. The share reserve is subject to the following adjustments:

●

Pursuant to the “evergreen” provision, on each November 1st, through and including November 1, 2031, a number of shares of common stock will be added to the 2022 Plan equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding October 31st and (ii) an amount determined by the Company’s Board.

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

Director Compensation

The following table provides information for the compensation of our non-employee directors for the fiscal year ended October 31, 2025:

	Fees earned or	Stock
	paid in cash	Awards	Total
Name	($)	($)	($)
John Randall (1)	75,840	241,110	316,950
Thomas J. Pernice (2)	86,670	329,497	416,167
William J. Hunter (3)	75,840	241,110	316,950
James H. Blake (4)	41,670	331,600	373,270

(1)	In connection with his service on the Board, Mr. Randall was granted 12,500 restricted shares in October 2024 and 175,000 restricted shares in August 2025. The October 2024 grant vested in full three months following the grant date, and the August 2025 grant vested in full immediately upon the grant date.
(2)

In connection with his service on the Board, Mr. Pernice was granted 12,500 restricted shares in October 2024 and 250,000 restricted shares in August 2025. The October 2024 grant vested in full three months following the grant date, and the August 2025 grant vested in full immediately upon the grant date.

(3)	In connection with his service on the Board, Mr. Hunter was granted 12,500 restricted shares in October 2024 and 175,000 restricted shares in August 2025. The October 2024 grant vested in full three months following the grant date, and the August 2025 grant vested in full immediately upon the grant date.
(4)	In connection with his service on the Board, Mr. Blake was granted 12,500 restricted shares in October 2024 and 250,000 restricted shares in August 2025. The October 2024 grant vested in full three months following the grant date, and the August 2025 grant vested in full immediately upon the grant date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock, as of January 16, 2026 by:

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

Percentage ownership of our common is based on 12,300,752 shares of common stock outstanding as of January 16, 2026. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of January 16, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Trio Petroleum Corp, 23823 Malibu Road, Suite 304, Malibu, California 9026. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Shares	%
5% Stockholders:
Robin Ross (1)	737,500	6.00%
Novacor Exploration Ltd. (2)	927,899	7.54%

Named Executive Officers and Directors:
Robin Ross (1)	737,500	6.00%
Gregory L. Overholtzer (3)	77,500	*
William J. Hunter (4)	203,000	1.65%
John Randall (5)	175,500	1.43%
Thomas J. Pernice (6)	225,000	1.83%
James H. Blake (7)	262,500	2.13%
All directors and executive officers as a group (6 persons)	1,681,000	13.67%

* Less than 1%

(1)	Includes 675,000 of 712,500 vested restricted shares granted on August 1, 2025 that were unissued as of October 31, 2025, and were issued on December 16, 2025. 37,500 of such shares were sold, pursuant to the Ross 10b-1 Sales Plan, on January 14, 2026.

(2)	The address of Novacor Exploration Ltd. is 5014 48 Street, Lloydminster, AB T9V 0H8. Includes 912,875 restricted shares of the Company’s common stock that were issued to Novacor Exploration Ltd. as the Purchase Price for the December 2025 Novacor Acquisition.

(3)	Includes 62,500 vested restricted shares granted on August 1, 2025 that were unissued as of October 31, 2025, and were issued on December 16, 2025.

(4)	Includes 175,000 vested restricted shares granted on August 1, 2025 that were unissued as of October 31, 2025, and were issued on December 16, 2025.

(5)	Includes 175,000 vested restricted shares granted on August 1, 2025 that were unissued as of October 31, 2025, and were issued on December 16, 2025. 20,000 of such shares are scheduled to be sold, pursuant to the Randall 10b-1 Sales Plan, on February 1, 2026.

(6)	Includes 225,000 of 250,000 vested restricted shares granted on August 1, 2025 that were unissued as of October 31, 2025, and were issued on December 16, 2025. 25,000 of such shares were sold, pursuant to the Pernice 10b-1 Sales Plan, on January 8, 2026

(7)	Includes 250,000 vested restricted shares granted on August 1, 2025 that were unissued as of October 31, 2025, and were issued on December 16, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since October 31, 2023 to which we have been a party in which the amount involved will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Related Party Transactions

Stanford Eschner and Steven Rowlee, former members of TPET’s management team, are also members of Trio LLC’s management team. Stanford Eschner, our former Vice Chairman and director of the Company, and Steven Rowlee, formerly our Chief Operating Officer, are employed by and/or part owners of Trio LLC. Stanford Eschner is Trio LLC’s Chairman and Steven Rowlee is its Vice President. Trio LLC personnel Stanford Eschner, Steven Rowlee, Gary Horace, Calli Shanley and Judy Ayler were salaried employees of TPET, until December 31, 2024, and are also employees and/or part owners of Trio LLC. Terence B. Eschner, our President, until December 31, 2024, also works as a consultant to Trio LLC through his company Sarlan Resources, Inc. Most of Trio LLC’s personnel are part owners of TPET. Trio LLC is Operator of the South Salinas Project and of the McCool Ranch Oil Field on behalf of TPET and of the other working interest owners. Transactions between TPET and Trio LLC are related party transactions because of these relationships. As a result of the related party transactions described above, a special committee of our board of directors, currently comprised of Mr. Ross, Mr. Randall and Mr. Hunter was formed to evaluate and negotiate the terms of any such transactions. In addition, in accordance with our Related Person Transaction Policy, we will have any such transactions reviewed and approved by our Board’s Audit Committee.

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

The Company provides funds to Trio LLC to develop and operate the assets in the South Salinas Project; such funds are classified in the short-term asset/liability section of the balance sheet as Advance to Operators/Due to Operators, respectively. As of October 31, 2025 and 2024, the balance of the Due to Operators account is $5,668 and $103,146, respectively.

McCool Ranch Oil Field Asset Purchase

In October 2023, TPET entered into an agreement (“McCool Ranch Purchase Agreement”) with Trio LLC for purchase of a 21.918315% working interest in the McCool Ranch Oil Field located in Monterey County near the Company’s flagship South Salinas Project. As Trio LLC is partly owned and controlled by members of TPET’s management, this was a related party transaction, and the aforementioned Trio Special Committee was involved in the evaluation and negotiation of the terms of the acquisition. TPET engaged KLSP to conduct a comprehensive analysis and valuation of the asset, which in-progress, preliminary results were delivered to TPET and evaluated by the Trio Special Committee. The Company initially recorded a payment of $100,000 upon execution of the McCool Ranch Purchase Agreement, at which time Trio LLC began refurbishment operations with respect to the San Ardo WD-1 water disposal well (the “WD-1”) to determine if it was mechanically capable of reasonably serving the produced water needs for the assets. With refurbishment successfully accomplished, the Company committed to pay an additional $400,000 per the McCool Ranch Purchase Agreement. On May 27, 2025, the Company made the decision to terminate the McCool Ranch Oil Field leases. Accordingly, all capitalized costs related to the acquisition, refurbishment, and production restart—including costs for support equipment and facilities—totaling $500,614 have been written off and expensed in the statement of operations.

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

Restricted Stock Units (“RSUs”) issued to Directors

Pursuant to the Company’s 2022 Equity Incentive Plan (the “Plan”), on September 2, 2023, the Company granted an aggregate of 21,250 restricted stock units (“RSUs”) to four non-employee directors. The RSUs were measured at the grant-date fair value of $12.80 per share, resulting in a total grant-date fair value of $273,275. The RSUs vested in full on February 28, 2024.

On June 19, 2024, pursuant to the Plan, the Board approved the grant of 50,000 RSUs to a newly appointed director. At the time of grant, only 22,750 shares remained available under the Plan; accordingly, 22,500 RSUs were granted immediately at a grant-date fair value of $6.00 per share, for a total fair value of approximately $134,550. The remaining 27,500 RSUs were granted in the following quarter at a grant-date fair value of $3.32 per share, for a total fair value of approximately $91,300. For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $157,406 and $30,651, respectively, related to these awards, which is included in stock-based compensation expense in the consolidated statements of operations. As of October 31, 2025, $37,793 of unrecognized compensation cost remained to be recognized over the remaining vesting period

On October 21, 2024, pursuant to the Plan, the Board approved the grant of 12,500 RSUs to a newly appointed director. These RSUs vested in full on the six-month anniversary of the director’s commencement date and were measured at a grant-date fair value of $3.13 per share, for a total fair value of approximately $39,125. On the same date, the Company also granted an aggregate of 37,500 RSUs to current directors under the Plan. These RSUs vested in full on the three-month anniversary of the commencement date and were measured at a grant-date fair value of $3.13 per share, for a total fair value of approximately $117,375. For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $141,592 and $14,908, respectively, related to these awards, which is included in stock-based compensation expense in the consolidated statements of operations. As of October 31, 2025, there was no remaining unrecognized compensation cost related to these grants.

On August 1, 2025, the Company’s Board of Directors approved the grant of an aggregate of 850,000 restricted stock units (“RSUs”) to four non-employee directors. The RSUs were fully vested on the grant date, which was the same date as Board approval. The awards were measured at the grant-date fair value of $1.18 per share, resulting in a total grant-date fair value of approximately $1,001,725. As of October 31, 2025, although the shares underlying the RSUs had not yet been issued, the obligation was both probable and estimable. In accordance with ASC 718, Compensation—Stock Compensation, and ASC 450, Contingencies, the Company recognized the full amount of stock-based compensation expense related to these awards in the consolidated statement of operations for the year ended October 31, 2025.

Restricted Shares issued to Executives and Employees

In May 2023, the Company entered into six employee agreements which, among other things, provided for the grant of an aggregate of 35,000 restricted shares pursuant to the Plan. Per the terms of the employee agreements, subject to continued employment, the restricted shares vest as follows: 25% of the shares will vest five months after the issuance date, after which the remainder vest in equal tranches every six months until fully vested. The shares were recorded on the date of issuance at a fair value of $43.00 per share for an aggregate fair value of $1,505,000. During fiscal 2025, four of the employee agreements were not renewed, resulting in the forfeiture of 4,375 restricted shares. For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $180,936 and $753,188, respectively, related to these awards, which is included in stock-based compensation expense in the consolidated statements of operations. As of October 31, 2025, all awards had either vested or been forfeited, and there was no remaining unrecognized compensation cost.

On July 11, 2024, the Company entered into a three-month consulting agreement with Mr. Peterson, the Company’s former Chief Executive Officer. Under the terms of the agreement, Mr. Peterson received a monthly cash fee of $10,000 and was granted 50,000 RSUs pursuant to the Plan. The RSUs were measured at a grant-date fair value of $3.32 per share, for a total fair value of approximately $166,000. For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $68,033 and $97,967, respectively, related to these awards, which is included in stock-based compensation expense in the consolidated statements of operations. As of October 31, 2025, all compensation cost related to the RSUs had been recognized, with no remaining unrecognized expense.

On July 11, 2024, the Company entered into an employment agreement with Mr. Robin Ross, pursuant to which Mr. Ross was appointed Chief Executive Officer, succeeding Mr. Peterson. Under the terms of the agreement, Mr. Ross received an initial annual base salary of $300,000 and is eligible for an annual discretionary bonus of up to 100% of his base salary, subject to continued employment and achievement of objectives and milestones established annually by the Board’s Compensation Committee. In connection with his appointment, Mr. Ross was granted 100,000 RSUs under the Plan, measured at a grant-date fair value of $3.32 per share, for a total fair value of approximately $332,000. For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $221,941 and $21,890, respectively, related to these awards, with $88,168 of unrecognized compensation cost remaining as of October 31, 2025. On August 1, 2025, the Compensation Committee approved an amendment to Mr. Ross’s employment agreement, increasing his annual base salary from $300,000 to $400,000, effective immediately. As part of the amendment, Mr. Ross was granted a one-time award of 625,000 RSU’s under the Plan; the RSUs were fully vested on the grant date, which was the same date as Board approval. The awards were measured at the grant-date fair value of $1.18 per share, resulting in a total grant-date fair value of approximately $736,563. As of October 31, 2025, although the shares underlying the RSUs had not yet been issued, the obligation was both probable and estimable. In accordance with ASC 718, Compensation—Stock Compensation, and ASC 450, Contingencies, the Company recognized the full amount of stock-based compensation expense related to these awards in the consolidated statement of operations for the year ended October 31, 2025. In addition, the Compensation Committee authorized a cash bonus of $150,000, payable at the Board’s discretion, pursuant to Section 4 of his employment agreement.

On October 21, 2024, the Company granted 10,000 RSUs to Gregory Overholtzer, the Company’s Chief Financial Officer, under the Plan. The RSUs vested in full on the six-month anniversary of the commencement date and were measured at a grant-date fair value of $3.13 per share, for a total fair value of approximately $31,300. For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $29,580 and $1,720, respectively, related to these awards, with no remaining unrecognized compensation cost as of October 31, 2025. On August 1, 2025, the Compensation Committee approved a one-time grant of 62,500 RSUs to Mr. Overholtzer under the Plan. The awards were measured at the grant-date fair value of $1.18 per share, resulting in a total grant-date fair value of approximately $73,656. As of October 31, 2025, although the shares underlying the RSUs had not yet been issued, the obligation was both probable and estimable. In accordance with ASC 718, Compensation—Stock Compensation, and ASC 450, Contingencies, the Company recognized the full amount of stock-based compensation expense related to these awards in the consolidated statement of operations for the year ended October 31, 2025.

Peterson Loan

On March 26, 2024, the Company borrowed $125,000 from its former Chief Executive Officer, Michael L. Peterson, in connection with which the Company delivered to Mr. Peterson an Unsecured Subordinated Promissory Note in the principal amount of $125,000. The Note is payable on or before September 26, 2024 (the “Peterson Note Maturity Date”), upon which date the principal balance and interest accruable at a rate of 10% per annum is due and payable to Mr. Peterson by the Company. The Company may prepay the Peterson Note at any time prior to the Peterson Note Maturity Date, in whole or in part, without premium or penalty. The Company is also required to prepay the Peterson Note, in full, prior to the Peterson Note Maturity Date from the proceeds of any equity or debt financing received by the Company of at least $1,000,000. As additional consideration for the Peterson Loan, the Company accelerated the vesting of 50,000 shares of restricted stock awarded to Mr. Peterson under the Plan. The Peterson Note also provides for acceleration of payment of the outstanding principal balance and all accrued and unpaid interest in the case of an Event of Default (as such term is defined in the Peterson Note), where there is either a payment default or a bankruptcy event.

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

Consulting Agreements

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

On October 6, 2023, Mr. Ingriselli delivered notice of his resignation as the Company’s Chief Executive Officer, effective on October 23, 2023. Upon his resignation, Mr. Ingriselli continued as a director and continued to hold the title of “Vice Chairman” of the Board of Directors of the Company. In addition, on October 16, 2023, the Company and Global Venture Investments LLC (“Consultant”), a Delaware Limited Liability Company and a wholly owned consulting firm owned 100% by Mr. Ingriselli, entered into a consulting agreement, effective as of the date of resignation and continuing through December 31, 2023. Pursuant to the Consulting Agreement, the Company would pay Mr. Ingriselli a cash consulting fee equal to $10,000 per month, payable within five business days after the commencement of each calendar month during the term of the Consulting Agreement. The Consulting Agreement terminated on December 31, 2023, in accordance with its terms. Mr. Ingriselli resigned as Vice Chairman and a director of the Company on June 17, 2024.

On December 31, 2024, the employment agreement between the Company and Mr. Overholtzer ended, and on January 1, 2025, the Company entered into an independent contractor agreement with Mr. Overholtzer, under which he continues to serve as the Chief Financial Officer of the Company and is paid a monthly fee of $12,500; the initial term of the agreement is for one year and will be automatically renewed unless either party provides a 30-day notice prior to the expiration of the agreement. The Company subsequently entered into a new agreement with Mr. Overholtzer effective January 1, 2026, to increase the monthly fee paid from $12,500 to $15,000, and which otherwise contains the same terms as the prior employment agreement with Mr. Overholtzer.

On August 1, 2025, Mr. Stanford Eschner resigned from his positions as Vice Chairman and director of Trio Petroleum Corp, effective immediately. His resignation was not the result of any disagreement with the Company’s management or Board of Directors regarding operations, policies, or practices. Concurrently, the Board approved Mr. Eschner’s engagement as a consultant to the Company through December 31, 2025. Under the Consulting Agreement, Mr. Eschner is entitled to receive a monthly cash fee of $4,167 and a one-time grant of 15,000 shares of common stock pursuant to the Plan.

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

The Asphalt Ridge Option had an original term of nine months, through August 10, 2024, which was extended through February 10, 2025. Pursuant to the Asphalt Ridge Option, the Company had the exclusive right, but not the obligation, to acquire up to a 20% working interest in the Asphalt Ridge Leases for $2,000,000 (the “Purchase Price”), which may be invested in tranches, provided that the initial tranche closing occurs during the Asphalt Ridge Option period and subsequent tranches occurring as soon thereafter as practical within the Asphalt Ridge Option period, with each tranche providing the Company a portion of the ownership of the Asphalt Ridge Leases equal to 20% multiplied by a fraction, the numerator of which is the total consideration paid by the Company, and denominator of which is $2,000,000. Upon receipt of any funding from the Company pursuant to the Asphalt Ridge Option, HSO is required to pay that amount to the named operator of the properties, to pay for engineering, procurement, operations, sales, and logistics activities on the properties. The Asphalt Ridge Option Agreement provides that additional development capital is expected to be secured by HSO, and made available for the Company’s participation, by way of a reserve base lending facility (RBL), provided that if such RBL cannot be obtained or does not cover all subsequent capital costs, HSO agreed to fund a maximum of $5,000,000 of the first funding required for the development program, with the parties splitting any costs thereafter according to their ownership interests. The initial target was three wells, with an estimated cost of $5,000,000 for roads, pads, drilling, and above ground steam and storage facilities, and thereafter the parties anticipate working together to fund further well development based on their proportionate ownership thereof.

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

The Company and HSO further agreed that, to the extent LEC does not fully exercise the LEC Option, the Company had the right to acquire up to all 30% of the rights set forth in the LEC Option (or such lesser amount which LEC has not exercised), from HSO, for $3,000,000 cash.

The exercise of the Asphalt Ridge Option was contingent, unless waived by the Company, upon the following: (a) HSO providing the Company the statements of revenues and direct operating expenses for the prior two years for the asset and the unaudited stub period for 2023, through the date of closing; (b) satisfactory due diligence review by the Company of HSO, the leases, the property and other information; (c) the negotiating of a mutually-acceptable joint operations agreement or other development and operations agreement(s) as agreed by the parties; and (d) HSO providing the Company an updated independent reserves report including proved undeveloped reserves (PUDs) and an estimate of gross valuation and discounted net present values, and indicating best estimate original oil-in-place (OOIP) volumes and gross (100%) contingent oil resources, as of a date no earlier than August 31, 2023, for discoveries located in Northwest Asphalt Ridge, Uinta Basin, Utah.

The Company previously exercised the Asphalt Ridge Option for a 2.25% working interest in the Asphalt Ridge Leases and had until February 10, 2025 to pay HSO an additional $1,775,000 to exercise an option for the remaining 17.75% working interest in the Asphalt Ridge Leases. While the Company had the option to acquire an additional 17.75% working interest, it has decided not to exercise this option and will instead retain its existing 2.25% working interest in the initial 960 acres.

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

Under the terms of the Loan Agreement, $585,000 of the Loan Amount is required to be used to pay the remaining cash amount payable to Novacor in connection with the Novacor Acquisition; the remainder of the Loan Amount is to be used for ongoing operating costs of Trio Canada. As of October 31, 2025, $700,665 has been utilized, primarily for consideration in the Novacor acquisition, with a small portion applied to other operating cash needs of Trio Canada. The remaining unused portion of the Subsidiary Loan is $430,335.

For the year ended October 31, 2025, the Company recorded intercompany interest income of $27,606 on the Subsidiary Loan, based on an interest rate of 8% per annum, with the corresponding interest expense recognized by Trio Canada.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed by Bush & Associates CPA LLC for the fiscal years ending October 31, 2025 and 2024, respectively, as described below:

	2025	2024
Audit Fees	$117,000	$158,500
Audit Related Fees	$5,000	$27,500
Tax Fees	$-	$-
All Other Fees	$-	$32,500
Total	$122,000	$218,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description of Exhibit
3.1	Amended & Restated Certificate of Incorporation of Trio Petroleum Corp (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 4 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Trio Petroleum Corp (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed with the Commission on November 4, 2024)
3.3	Amended and Restated Bylaws of Trio Petroleum Corp (incorporated by reference to Exhibit 3.4 of the Company’s Amendment No. 4 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023).
3.4	Amendment to Amended and Restated Bylaws of Trio Petroleum Corp (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed with the Commission on May 21, 2025)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation. filed July 30, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on September 12, 2025)
4.1	Specimen Common Stock Certificate evidencing the shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
4.2	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
4.3	Trio Petroleum Corp Common Stock Purchase Warrant dated January 2, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.4	Trio Petroleum Corp Placement Agent Warrant Agreement - Common Stock Purchase Warrant dated January 2, 2024. (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed with the Commission on January 2, 2024).
4.5	Common Stock Purchase Warrant, dated June 27, 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on June 28, 2024).
4.6	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-K, filed with the Commission on January 29, 2024).
4.7	Amendment No. 1 to Promissory Note, dated January 28, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on January 29, 2025)
4.8	Promissory Note, issued by Trio Petroleum Canada, Corp. to Trio Petroleum Corp, dated as of April 4, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on April 10, 2025)
4.9	Unsecured Convertible Promissory Note, issued by Trio Petroleum Corp, dated as of April 11, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on April 17, 2025)
4.10	Amended and Restated Convertible Promissory Note, issued by Trio Petroleum Corp, dated as of April 17, 2025. (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on April 17, 2025)
4.11	Unsecured Convertible Promissory Note, dated August 15, 2025, issued by Trio Petroleum Corp in the principal amount of $660,000, due February 15, 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on August 18, 2025)
4.12	Unsecured Convertible Promissory Note, dated August 15, 2025, issued by Trio Petroleum Corp in the principal amount of $270,000, due February 15, 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the Commission on August 18, 2025)
4.13	Unsecured Convertible Promissory Note, dated August 15, 2025, issued by Trio Petroleum Corp in the principal amount of $270,000, due February 15, 2026 (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed with the Commission on August 18, 2025)
10.1	Bid Proposal and Daywork Drilling Contract – U.S., by and Between Trio Petroleum LLC and Ensign United States Drilling (California) Inc., dated April 19, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on April 25. 2023),
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.3†	2022 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).

10.4†	Employment Agreement with Gregory L. Overholtzer (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022.
10.5	Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.6	First Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.7	Second Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.8	Third Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.9	Fourth Amendment to Purchase and Sale Agreement with Trio Petroleum LLC (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to Form S-1 (File No. 333-267380), filed with the Commission on January 5, 2023).
10.10	Blue Lease with Bradley Minerals (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.11	First Amendment to Blue Lease with Bradley Minerals (incorporated by reference to Exhibit 10.10 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.12	Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.13	First Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.12 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.14	Second Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.13 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.15	Third Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022).
10.16	Fourth Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022.
10.17	Fifth Amendment to Red Lease with Bradley Minerals (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1 (File No. 333-267380), filed with the Commission on September 12, 2022.
10.18	Joint Operating Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
10.19	Registration Rights Agreement, dated October 4, 2023, by and between the Investor and Trio Petroleum Corp (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed with the Commission on October 4, 2023).
10.20	Leasehold Acquisition and Development Agreement, dated November 10, 2023, entered into by and between Trio Petroleum Corp and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 5, 2024).
10.21	Amendment to Leasehold Acquisition and Development Agreement, dated December 29, 2023, entered into by and between Trio Petroleum Corp and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on January 5, 2024)
10.22	Amended and Restated Securities Purchase Agreement between the Company and the Investors signatory thereto, dated as of April 24, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on April 25, 2024).
10.23	Amended and Restated Security Agreement between the Company and the Secured Parties signatory thereto, dated as of April 24, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on April 25, 2024).
10.25†	Form of Employment Agreement between the Company and Robin Ross, dated as of July 11, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on July 15, 2024).
10.26	Second Amendment to Leasehold Acquisition and Development Agreement, dated August 5, 2024, entered into by and between Trio Petroleum Corp and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on August 8, 2024).
10.27	Media Advertising Agreement, dated September 9, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on September 12, 2024).
10.28	Amendment No. 3 to Leasehold Acquisition and Development Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the Commission on September 27, 2024).
10.29†	Independent Contractor Agreement between the Company and Greg Overholtzer, dated as of January 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 8, 2025).

10.30	Note Exchange Agreement, dated as of January 28, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 29, 2025)
10.31	Amendment No. 4 to Leasehold Acquisition and Development Option Agreement, dated as of November 20, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on February 26, 2025)
10.32	Amendment No. 5 to Leasehold Acquisition and Development Option Agreement, dated as of January 27, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on February 26, 2025)
10.33	Asset Purchase Agreement, dated as of April 4, 2025, by and among, Trio Petroleum Corp, Trio Petroleum Canada, Corp., and Novacor Exploration Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on April 10, 2025)
10.34	Loan and Note Purchase Agreement, dated as of April 4, 2025, by and between Trio Petroleum Corp and Trio Petroleum Canada, Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on April 10, 2025)
10.35	Amendment No.6 to Leasehold Acquisition and Development Option Agreement, dated as of April 9. 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on April 18, 2025)
10.36	Letter of Intent, dated as of May 15, 2025, entered into by and between the Company and Heavy Sweet Oil LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on May 20, 2025)
10.37	Mutual Termination Agreement, dated May 27, 2025, by and between Trio Petroleum Corp and Trio Petroleum LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on May 29, 2025)
10.38	Consulting Agreement, effective as of August 1, 2025, between the Company and Stanford Eschner (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on August 05, 2025)
10.39	Registration Rights Agreement, dated August 15, 2025, among Trio Petroleum Corp and purchasers thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on August 18, 2025)
10.40	Asset Acquisition Agreement dated as of August 20, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on October 27, 2025)
10.41	Consulting Agreement between Trio Petroleum Corp and Redwood Empire Financial Communications LLC, effective as of January 1, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on December 29, 2025)
10.42	Asset Purchase Agreement, dated as of December 30, 2025, by and among, Trio Petroleum Corp, Trio Petroleum Canada, Corp. and Novacor Exploration Ltd (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 5, 2026)
10.43	Registration Rights Agreement, dated as of December 30, 2025, by and between, Trio Petroleum Corp and Novacor Exploration Ltd (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the Commission on January 5, 2026)
10.44	At Market Issuance Sales Agreement, dated January 9, 2026, between the Trio Petroleum Corp and Ladenburg Thalmann Co. Inc (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the Commission on January 9, 2026)
10.45*	Amendment No.1 to the Form of Employment Agreement between the Company and Robin Ross, dated as of August 1, 2025
10.46*	Independent Contractor Agreement between the Company and Greg Overholtzer, dated as of January 1, 2026
14.1	Code of Ethics (filed with 2024 Annual Report on Form 10-K filed with the Commission on January 17, 2025)
16.1	Letter from Marcum LLP to the Securities Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Amendment No. 6 to Form S-1 (File No. 333-267380), filed with the Commission on February 6, 2023, as amended).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the Commission on January 29, 2024).
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of KLS Petroleum Consulting LLC
24.1*	Power of Attorney (included on signature page of 2024 Annual Report on Form 10-K filed with the Commission on January 17, 2025)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed with the Commission on January 29, 2024).
99.1	Reserves Attributable to Trio Petroleum Corp South Salinas Area for Development Plan Phases 1 and 2 (incorporated by reference to Exhibit 99.1 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
99.2	S. Salinas Area, Full Development Reserves Supplement to SEC Report Dated 1-28-2022 (incorporated by reference to Exhibit 99.2 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-267380), filed with the Commission on November 18, 2022, as amended).
99.3	Reserve Attributable to Trio Petroleum Corp South Salinas Area for Phased and Full Development (incorporated by reference to Exhibit 99.3 of the Company’s Amendment No. 2 to Form S-1 (File No. 333-280816), filed with the Commission on November 29, 2024, as amended).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

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

Date: January 20, 2026

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: January 20, 2026

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

Signature	Title	Date

/s/ Robin Ross	Chairman and Chief Executive Officer	January 20, 2026
Robin Ross	(principal executive officer)

/s/ Gregory L. Overholtzer	Chief Financial Officer	January 20, 2026
Gregory L. Overholtzer	(principal financial officer and principal accounting officer)

/s/ William J. Hunter	Director	January 20, 2026
William J. Hunter

/s/ John Randall	Director	January 20, 2026
John Randall

/s/ Thomas J. Pernice	Director	January 20, 2026
Thomas J. Pernice

/s/ James Blake	Director	January 20, 2026
James Blake

TRIO PETROLEUM CORP

Consolidated Financial Statements for the Years Ended October 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Trio Petroleum Corp.

23823 Malibu Road, Suite 304,

Malibu, CA 90265

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trio Petroleum Corp. (the “Company”) as of October 31, 2025, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended October 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025, and the results of its operations and its cash flows for the years then ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered loss from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there are no critical audit matters.

Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

January 20, 2026

PCAOB ID Number 6797

TRIO PETROLEUM CORP

CONSOLIDATED BALANCE SHEETS

	October 31, 2025	October 31, 2024

ASSETS
Current assets:
Cash	$882,162	$285,945
Prepaid expenses and other receivables	128,856	279,274
Accounts receivable	59,970	-
Total current assets	1,070,988	565,219

Oil and gas properties - not subject to amortization	12,143,122	11,119,119
Total assets	$13,214,110	$11,684,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,305,997	$1,036,291
Asset retirement obligations – current	2,778	2,778
Convertible notes, net of discounts	467,179	-
Due to operators	5,668	103,146
Promissory notes, net of discounts	-	742,852
Note payable - related party	-	135,000
Payable – related party	-	115,666
Other current liabilities	75,268	454,966
Total current liabilities	1,856,890	2,590,699

Long-term liabilities:
Asset retirement obligations, net of current portion	53,869	51,091
	53,869	51,091
Total liabilities	1,910,759	2,641,790

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at October 31, 2025 and 2024, respectively	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 9,047,568 and 3,203,068 shares issued and outstanding as of October 31, 2025 and 2024, respectively	906	320
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	38,653,796	29,125,917
Accumulated other comprehensive income	14,471
Accumulated deficit	(27,355,812)	(20,073,679)
Total stockholders’ equity	11,303,351	9,042,548

Total liabilities and stockholders’ equity	$13,214,110	$11,684,338

The accompanying notes are an integral part of these consolidated financial statements.

TRIO PETROLEUM CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended October 31,
	2025	2024

Revenue	$398,734	$213,204
Cost of goods sold	175,729	-
Gross profit	223,005	213,204

Operating expenses:
Exploration expense	$45,594	$177,416
General and administrative expenses	2,817,626	4,716,057
Stock-based compensation expense	2,629,110	1,534,667
Accretion expense	2,778	2,778
Total operating expenses	5,495,108	6,430,918

Loss from operations	(5,272,103)	(6,217,714)

Other expenses (income):
Interest expense	605,515	2,118,548
Settlement fees	-	-
Loss on abandonment of oil and gas properties	611,763	-
Loss on extinguishment	89,339	-
Loss on conversion	712,253	1,290,535
Gain on foreign currency translation	(8,840)	-
Total other expenses	2,010,030	3,409,083

Loss before income taxes	(7,282,133)	(9,626,797)
Provision for income taxes	-	-

Net loss	$(7,282,133)	$(9,626,797)

Basic and Diluted Net Loss per Common Share
Basic	$(0.80)	$(4.32)
Diluted	$(0.80)	$(4.32)

Weighted Average Number of Common Shares Outstanding
Basic	9,116,944	2,226,320
Diluted	9,116,944	2,226,320

Comprehensive loss
Net loss	(7,282,133)	(9,626,797)
Foreign currency translation adjustment	14,471	-
Comprehensive loss	$(7,267,662)	$(9,626,797)

The accompanying notes are an integral part of these consolidated financial statements.

TRIO PETROLEUM CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2025 AND 2024

	Common Stock		Stock Subscription	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Receivable/Payable	Capital	Income	Deficit	Equity

Balance at November 1, 2023	1,552,328	$155	$(10,010)	$20,200,121	-	$(10,446,882)	$9,743,384
Issuance of common shares in lieu of cash payments on convertible note	816,682	82	-	3,323,505	-	-	3,323,587
Issuance of common shares in lieu of cash payments on promissory notes	312,442	31	-	1,079,006	-	-	1,079,037
Issuance of common shares to consultants	107,500	11	-	738,289	-	-	738,300
Issuance of equity warrants in connection with convertible note	-	0	-	409,191	-	-	409,191
Issuance of commitment shares in connection with the April 2024 Financings	75,000	8	-	667,492	-	-	667,500
Adjustment to common stock for warrants related to the Resale S-1/A	(22,592)	(3)	-	3	-	-	0
Issuance of common shares in connection with an at-the-market offering program	361,708	36	-	1,173,643	-	-	1,173,679
Stock-based compensation	-	0	-	1,534,667	-	-	1,534,667
Net loss	-	0	-	-	-	$(9,626,797)	(9,626,797)
Balance at October 31, 2024	3,203,068	$320	$(10,010)	$29,125,917	$-	$(20,073,679)	$9,042,548

Balance at November 1, 2024	3,203,068	$320	$(10,010)	$29,125,917	$-	$(20,073,679)	$9,042,548
Issuance of common shares to executives and board members	210,000	21	-	(21)	-	-	-
Issuance of common shares in connection with an at-the-market offering program	2,951,169	295	-	3,460,599	-	-	3,460,894
Issuance of common shares in lieu of cash payments on promissory notes	1,848,212	185	-	2,239,215	-	-	2,239,400
Issuance of beneficial ownership round-up shares for participants	21,046	2	-	(2)	-	-	-
Issuance of common shares in connection with asset acquisition	526,536	53	-	747,628	-	-	747,681
Issuance of common shares in connection with Note Exchange Agreement	230,992	23	-	392,665	-	-	392,688
Issuance of common shares to a consultant	46,010	5	-	58,687	-	-	58,692
Reduction in shares due to option forfeitures	(4,375)	-	-	-	-	-	-
Stock-based compensation	15,000	2	-	2,629,108	-	-	2,629,110
Net loss	-	-	-	-	-	(7,282,133)	(7,282,133)
Other comprehensive income	-	-	-	-	14,471	-	14,471
Balance at October 31, 2025	9,047,658	$906	$(10,010)	$38,653,796	$14,471	$(27,355,812)	$11,303,351

The accompanying notes are an integral part of these consolidated financial statements.

TRIO PETROLEUM CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,282,133)	$(9,626,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	2,778	2,778
Debt discount - OID	-	(347,968)
Amortization of debt discounts	603,447	2,092,671
Loss on abandonment of oil and gas properties	611,763	-
Issuance of common shares for services	58,692	738,300
Stock-based compensation	2,629,110	1,534,667
Loss on issuance of common shares in lieu of cash for debt payments	711,312	1,022,534
Loss on debt extinguishment	89,339	-
Changes in operating assets and liabilities:
Accounts receivable	(59,970)	-
Prepaid expenses and other receivables	143,418	(145,857)
Other liabilities	(379,699)	454,966
Accounts payable and accrued liabilities	267,194	433,962
Net cash used in operating activities	(2,604,749)	(3,840,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for unproved oil and gas properties	(881,085)	(1,171,377)
Due to operators	(97,478)	81,495
Net cash used in investing activities	(978,563)	(1,089,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable from related parties	-	250,666
Proceeds from issuance of convertible notes payable	1,626,000	550,000
Proceeds from issuance of promissory notes	-	2,292,972
Proceeds from issuance of common stock under at-the-market offering program	3,460,894	1,173,679
Repayment of notes payable from related parties	(198,471)	-
Repayment of convertible notes payable	-	(154,717)
Repayment of promissory notes	(588,635)	(198,050)
Payments of debt issuance costs	(134,730)	(259,903)
Net cash provided by financing activities	4,165,058	3,654,647

Effect of foreign currency exchange	14,471	-

NET CHANGE IN CASH	596,217	(1,275,979)
Cash - Beginning of period	285,945	1,561,924
Cash - End of period	$882,162	$285,945

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of warrants in connection with financing arrangement	$-	$409,191
Issuance of common stock upon vesting of RSUs	$21	$134,550
Issuance of commitment shares in connection with financing arrangement	$-	$667,500

The accompanying notes are an integral part of these consolidated financial statements.

TRIO PETROLEUM CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2025 AND 2024

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

The Company was formed to acquire, finance, and operate oil and gas exploration, development, and production projects. Since inception, the Company’s asset base has expanded beyond its initial California focus to include interests in the South Salinas Project in Monterey County, California, the Asphalt Ridge Project in Uintah County, Utah, and heavy-oil assets in the Lloydminster region of Saskatchewan, Canada.

Nature of Operations

The Company commenced revenue-generating operations on February 22, 2024, when production was restarted at the McCool Ranch Oil Field in Monterey County, California. Initial revenues were recognized during the fiscal quarter ended April 30, 2024. Operations at McCool Ranch were discontinued in May 2025, and all related leases were terminated.

During the fiscal quarter ended April 30, 2025, the Company recognized its first revenues from its Saskatchewan assets acquired through the Novacor transaction (see “Novacor Acquisition” below). Revenues from these assets continued throughout the second half of fiscal 2025. As of October 31, 2025, all the Company’s producing wells were located in Saskatchewan.

The Company has shifted its operational emphasis toward jurisdictions and assets with more favorable economic conditions. While California remains part of the Company’s portfolio, rising drilling and operating costs in the state have reduced the economic viability of certain development activities. As a result, the Company has increased its focus on assets in Utah and Canada.

South Salinas Project

The Company was initially formed to acquire from Trio LLC (“Trio LLC”) an approximate 82.75% working interest in the approximately 9,300-acre South Salinas Project located in Monterey County, California. This interest was subsequently increased to approximately 85.775% in April 2023. In September 2021, the Company entered into a Purchase and Sale Agreement (“Trio LLC PSA”) with Trio LLC to acquire the working interest in exchange for $300,000 in cash, a non-interest-bearing note payable of $3,700,000, and 245,000 shares of the Company’s common stock. The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations. The Company holds an approximate 68.62% net revenue interest in the South Salinas Project after the application of royalties. Trio LLC holds an approximate 3.9% working interest. The Company and Trio LLC are separate and distinct entities. The remaining working interests are owned by two unrelated parties.

As of October 31, 2025 and 2024, no proved reserves had been established for the South Salinas Project. The HV-3A discovery well produced oil following the restart of production testing in March 2024 but is currently idled pending further evaluation of potential operational enhancements.

Formation of Canadian Subsidiary

On March 28, 2025, the Company formed Trio Petroleum Canada Corp. (“Trio Canada”), an Alberta corporation and wholly owned subsidiary of the Company, to facilitate the acquisition and operation of oil and gas assets in Canada. The Company’s Chief Executive Officer and Chief Financial Officer also serve in the same respective roles for Trio Canada, and the Chief Executive Officer serves as its sole director.

Novacor Acquisition (April 2025)

On April 4, 2025, the Company entered into an Asset Purchase Agreement (the “Novacor APA”) among the Company, Trio Canada, and Novacor Exploration Ltd. (“Novacor”), pursuant to which Trio Canada agreed to acquire certain oil and gas assets located in the Lloydminster, Saskatchewan heavy-oil region. The acquired assets included working interests in petroleum, natural gas, and mineral rights, along with associated contracts, leases, and permits. The acquisition was completed in two closings, with the final closing occurring on May 22, 2025. The transaction is accounted for as an asset acquisition under ASC 805. See Note 5 for additional information.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act and as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, the Company may take advantage of certain exemptions from reporting requirements applicable to other public companies, including exemptions from auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, reduced executive compensation disclosures, and delayed adoption of new or revised accounting standards applicable to public companies. The Company has elected to use the extended transition period for adopting new or revised accounting standards.

Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Capital Land Acquisition (November 2025)

In November 2025, the Company, through Trio Canada, completed the acquisition of additional heavy-oil assets in the County of Vermilion River, Saskatchewan, from Capital Land. Total consideration consisted of CAD $150,000 in cash and the issuance of 104,227 restricted shares of the Company’s common stock. The acquired assets included producing wells and certain wells acquired out of receivership. The transaction will be accounted for as an asset acquisition under ASC 805.

Novacor Acquisition (December 2025)

On December 30, 2025, the Company, through Trio Canada, entered into and closed an Asset Purchase Agreement with Novacor Exploration Ltd. to acquire additional oil and gas assets located in the Lloydminster, Saskatchewan heavy-oil region. The acquired assets include working interests in petroleum, natural gas, and mineral rights, along with associated contracts, leases, and permits. Total consideration consisted of CAD $1,000,000 in cash (approximately US $730,300 based on the exchange rate on the transaction date) and the issuance of 912,875 restricted shares of the Company’s common stock. The transaction will be accounted for as an asset acquisition under ASC 805. In connection with the acquisition, the Company and Novacor entered into a registration rights agreement providing Novacor with customary piggyback registration rights with respect to the restricted shares issued as consideration.

ATM Offering (January 2026)

On January 9, 2026, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which the Company may offer and sell shares of its common stock from time to time through Ladenburg, acting as sales agent. On the same date, the Company filed a prospectus supplement with the Securities and Exchange Commission covering the offer and sale of shares of common stock having an aggregate offering price of up to $3,600,000. Under the terms of the ATM Agreement, Ladenburg will use its commercially reasonable efforts to sell shares in transactions deemed to be “at-the-market offerings” under Rule 415(a)(4) of the Securities Act of 1933, as amended, or by other methods permitted by law and agreed to by the Company. Ladenburg is entitled to compensation of up to 3.0% of the gross proceeds from each sale of shares under the ATM Agreement. No sales had occurred under the ATM Agreement as of the date the consolidated financial statements were issued

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements of Trio Petroleum Corp include the accounts of TPET and our wholly owned Canadian subsidiary Trio Canada. All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation in the consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements include the accounts of Trio Petroleum Corp and its subsidiaries and reflect all significant intercompany balances and transactions eliminated in consolidation. The consolidated balance sheets as of October 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, have been audited by independent registered public accountants. In the opinion of management, the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company for the periods presented.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the revenue and expenses during the reporting period.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. In March 2025, the Company formed Trio Canada, its wholly owned subsidiary, whose functional currency is the Canadian Dollar (“CAD”). Balance sheet accounts of Trio Canada are translated at the exchange rate in effect at the balance sheet date (0.7317 CAD to 1 US dollar as of October 31, 2025). Income and expense accounts are translated at the weighted average exchange rate for the fiscal year (0.7140 CAD to 1 US dollar for the year ended October 31, 2025). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income represents the change in equity from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. As described above, this includes foreign currency translation adjustments. For the year ended October 31, 2025, the Company recorded other comprehensive income of $14,471 related to foreign currency translation adjustments. No such amount was recorded for the year ended October 31, 2024.

Foreign currency gains and losses arising from transactions denominated in currencies other than the Company’s functional currency, including intercompany transactions, are recognized in the consolidated statements of operations as incurred. For the year ended October 31, 2025, the Company recognized a foreign currency transaction loss of $8,840, with no such gain or loss recognized during the comparable period in 2024. This amount is classified within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of October 31, 2025 and 2024.

Prepaid Expenses

Prepaid expenses consist primarily of payments made in advance for goods or services to be received in future periods. These include prepaid insurance, software subscriptions, and lease-related costs. Prepaid expenses are recorded as current assets and amortized on a straight-line basis over the period of benefit.

During the year ended October 31, 2025, the Company entered into a short-term surface lease agreement for access to land in Saskatchewan, Canada, related to oil and gas development activities, including a well site and access road. In accordance with ASC 842 - Leases and the Company’s lease accounting policy, the full lease payment of CAD $15,535 was made on May 1, 2025 and recorded as a Prepaid Lease Expense. The lease term is 12 months, and the expense is recognized ratably over the lease period. As of October 31, 2025, CAD $9,543 has been recognized in Operating Expenses, with the remaining CAD $10,559 classified as a current asset.

As of October 31, 2025 and 2024, the balances of the prepaids account were $128,856 and $279,274, respectively.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense. As of October 31, 2025 and 2024, the Company recorded $134,730 and $259,903 in debt issuance costs.

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

As of October 31, 2025, the Company had seven wells that are producing, all of which are located in the newly acquired Saskatchewan property. The Company expects to add the reserve value of such fields to the Company’s reserve report after a further period of observation and review of the oil production; once this has been determined, it will estimate the necessary depreciation, depletion and amortization (“DD&A”) for such wells.

Proved and unproved oil and natural gas properties

Unproved oil and natural gas properties have unproved lease acquisition costs, which are capitalized until the lease expires or otherwise until the Company specifically identifies a lease that will revert to the lessor, at which time the Company charges the associated unproved lease acquisition costs to exploration costs.

Unproved oil and natural gas properties are not subject to amortization and are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future development plans. As of October 31, 2025 and 2024, such oil and gas properties were classified as unproved properties and were not subject to DD&A.

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

As of October 31, 2025, the Company has proved reserves in the newly acquired Saskatchewan properties and expects to add the reserves values of such fields to the Company’s reserve report; once this has been done, it will estimate the necessary DD&A for such wells.

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

As of October 31, 2025 and 2024, the Company had no impairment of long-lived assets.

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

Components of the changes in ARO for the years ended October 31, 2025 and 2025 are shown below:

ARO, ending balance – October 31, 2023	$51,091
Accretion expense	2,778
ARO, ending balance – October 31, 2024	53,869
Accretion expense	2,778
ARO, ending balance – October 31, 2025	56,647
Less: ARO – current	2,778
ARO, net of current portion – October 31, 2025	$53,869

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

Related Parties

Related parties are directly or indirectly related to the Company, through one or more intermediaries and are in control, controlled by, or under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. On September 14, 2021, the Company acquired an 82.75% working interest (which was subsequently increased to an 85.775% working interest as of April 2023) in the SSP from Trio LLC in exchange for cash, a note payable to Trio LLC and the issuance of 245,000 shares of common stock. As of the date of the acquisition, Trio LLC owned 45% of the outstanding shares of the Company and was considered a related party. As of October 31, 2025 and 2024, Trio LLC owned less than 1% and 1%, respectively, of the outstanding shares of the Company.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At October 31, 2025 and 2024, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of operations when a determination is made that such expense is likely. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s wholly owned Canadian subsidiary is subject to taxation under Canadian federal and provincial tax laws. The subsidiary’s income tax provision is calculated based on applicable Canadian tax rates, and any differences between U.S. and Canadian tax treatments are considered in the consolidated financial statements. The Company also considers the impact of the U.S.-Canada Tax Treaty in determining its tax obligations, including withholding taxes on intercompany transactions.

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

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed in the same manner as basic net loss per share, as the inclusion of potential common shares would be anti-dilutive.

The following common share equivalents were excluded from the calculation of diluted weighted average common shares outstanding, as their effect would have been anti-dilutive:

	As of October 31,		As of October 31,
	2025		2024
Warrants	16,937	(1)	19,176	(1)
Total potentially dilutive securities	16,937		19,176

(1)	Represents potentially dilutive shares based on 171,994 and 191,994 outstanding, equity classified warrants, respectively.

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

Subsequent Events

The Company evaluated all events and transactions that occurred after October 31, 2025 through the date of the filing of this report. See Note 11 for such events and transactions.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of October 31, 2025, the Company had $882,162 in its operating bank account and a working capital deficit of $785,902. The Company has incurred significant losses since inception and, as of October 31, 2025, had an accumulated deficit of $27,355,812.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to operate and meet its obligations over the twelve months following the issuance of these financial statements. However, the Company has experienced recurring losses from operations and negative cash flows, and its current cash resources are not sufficient to meet projected operating and capital requirements for the next twelve months.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the periods below:

	As of October 31,	As of October 31,
	2025	2024
Oil sales	$398,734	$213,204

Total revenues from customers	$398,734	$213,204

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of October 31, 2025 or 2024.

Significant concentrations of credit risk

The Company’s revenue is primarily generated from oil and gas sales in California, United States, and Saskatchewan, Canada. For the years ended October 31, 2025 and 2024, 100% of total revenue comes from customers located in these regions. Changes in state and provincial regulations, market conditions, or environmental policies could significantly impact the Company’s financial performance. Additionally, fluctuations in commodity pricing and regional demand trends within California and Saskatchewan may affect future revenues.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of October 31,	As of October 31,
	2025	2024
Oil and gas properties – not subject to amortization	$12,143,122	$11,119,119
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$12,143,122	$11,119,119

During the years ended October 31, 2025 and 2024, the Company incurred aggregated exploration costs of $45,594 and $177,416, respectively. These expenses primarily consisted of exploratory, geological, and geophysical costs, and were expensed in the consolidated statements of operations during the applicable periods.

For capitalized costs, the Company incurred approximately $0.9 million and approximately $1.2 million for the years ended October 31, 2025 and 2024, respectively; these expenses were related to drilling exploratory wells and acquisition costs, both of which were capitalized and are reflected in the balance of the oil and gas property as of October 31, 2025 and 2024, respectively.

Leases

South Salinas Project

As of October 31, 2025, the Company holds interests in various leases related to the unproved properties of the South Salinas Project (see Note 5). Two of these leases are held with the same lessor:

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

On May 27, 2025, the Company made the decision to terminate the McCool Ranch Oil Field leases; accordingly, all capitalized costs related to the acquisition, refurbishment, and production restart (including costs for support equipment and facilities) totaling $500,614 have been written off and expensed in the statement of operations for the year ended October 31, 2025.

The Company will not make any further payments under the McCool Ranch Purchase Agreement, and all previously recorded liabilities associated with the project have been recognized as an expense. The Company no longer holds any interest in the McCool Ranch Oil Field, and the abandonment decision will be reflected in the financial statements.

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

On December 29, 2023, the Company entered into an amendment to the ARLO Agreement, whereby the Company funded $200,000 of the $500,000 payable by the Company to HSO at the Initial Closing, in advance of HSO satisfying certain required items for a 2% interest in the leases; such funds are to be used by HSO solely for the building of roads and related infrastructure in furtherance of the development of the leases. As of October 31, 2025, the Company has paid a total of $225,000 to HSO in costs related to infrastructure and has obtained a 2.25% interest in the leases; such costs are capitalized costs and are reflected in the balance of the oil and gas property as of October 31, 2025.

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

The Company has accounted for the transaction as an asset acquisition under ASC 805 – Business Combinations; the total capitalized cost of the Novacor Assets was $1,406,081, comprising:

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

NOTE 6 – RELATED PARTY TRANSACTIONS

South Salinas Project – Related Party

Upon its formation, the Company acquired from Trio LLC a majority working interest in the South Salinas Project and engaged the services of certain members of Trio LLC to manage the Company’s assets (see Note 1 and Note 5). Trio LLC operates the South Salinas Project on behalf of the Company, and as operator, conducts and has full control of the operations within the constraints of the Joint Operating Agreement, and acts in the capacity of an independent contractor. Trio LLC currently holds a 3.8% working interest in the South Salinas Project and the Company holds an 85.775% working interest. The Company provides funds to Trio LLC to develop and operate the assets in the South Salinas Project; such funds are classified in the short-term asset/liability section of the balance sheet as Advance to Operators/Due to Operators, respectively. As of October 31, 2025 and 2024, the balance of the Due to Operators account is $5,668 and $103,146, respectively.

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

Restricted Stock Units (“RSUs”) issued to Directors

Pursuant to the Company’s 2022 Equity Incentive Plan (the “Plan”), on September 2, 2023, the Company granted an aggregate of 21,250 restricted stock units (“RSUs”) to four non-employee directors. The RSUs were measured at the grant-date fair value of $12.80 per share, resulting in a total grant-date fair value of $273,275. The RSUs vested in full on February 28, 2024.

On June 19, 2024, pursuant to the Plan, the Board approved the grant of 50,000 RSUs to a newly appointed director. At the time of grant, only 22,750 shares remained available under the Plan; accordingly, 22,500 RSUs were granted immediately at a grant-date fair value of $6.00 per share, for a total fair value of approximately $134,550. The remaining 27,500 RSUs were granted in the following quarter at a grant-date fair value of $3.32 per share, for a total fair value of approximately $91,300.

For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $157,406 and $30,651, respectively, related to these awards, which is included in stock-based compensation expense in the consolidated statements of operations. As of October 31, 2025, $37,793 of unrecognized compensation cost remained to be recognized over the remaining vesting period.

On October 21, 2024, pursuant to the Plan, the Board approved the grant of 12,500 RSUs to a newly appointed director. These RSUs vested in full on the six-month anniversary of the director’s commencement date and were measured at a grant-date fair value of $3.13 per share, for a total fair value of approximately $39,125. On the same date, the Company also granted an aggregate of 37,500 RSUs to current directors under the Plan. These RSUs vested in full on the three-month anniversary of the commencement date and were measured at a grant-date fair value of $3.13 per share, for a total fair value of approximately $117,375.

For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $141,592 and $14,908, respectively, related to these awards, which is included in stock-based compensation expense in the consolidated statements of operations. As of October 31, 2025, there was no remaining unrecognized compensation cost related to these grants.

On August 1, 2025, the Company’s Board of Directors approved the grant of an aggregate of 850,000 restricted stock units (“RSUs”) to four non-employee directors. The RSUs were fully vested on the grant date, which was the same date as Board approval. The awards were measured at the grant-date fair value of $1.18 per share, resulting in a total grant-date fair value of approximately $1,001,725.

As of October 31, 2025, although the shares underlying the RSUs had not yet been issued, the obligation was both probable and estimable. In accordance with ASC 718, Compensation—Stock Compensation, and ASC 450, Contingencies, the Company recognized the full amount of stock-based compensation expense related to these awards in the consolidated statement of operations for the year ended October 31, 2025.

Restricted Shares issued to Executives and Employees

In May 2023, the Company entered into six employee agreements that provided for the grant of an aggregate of 35,000 restricted shares pursuant to the Plan. Subject to continued employment, 25% of the shares vested five months after the grant date, with the remainder vesting in equal tranches every six months until fully vested. The restricted shares were measured at a grant-date fair value of $43.00 per share, for an aggregate fair value of approximately $1,505,000. During fiscal 2025, four of the employee agreements were not renewed, resulting in the forfeiture of 4,375 restricted shares. For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $180,936 and $753,188, respectively, related to these awards, which is included in stock-based compensation expense in the consolidated statements of operations. As of October 31, 2025, all awards had either vested or been forfeited, and there was no remaining unrecognized compensation cost.

On July 11, 2024, the Company entered into a three-month consulting agreement with Mr. Peterson, the Company’s former Chief Executive Officer. Under the terms of the agreement, Mr. Peterson received a monthly cash fee of $10,000 and was granted 50,000 RSUs pursuant to the Plan. The RSUs were measured at a grant-date fair value of $3.32 per share, for a total fair value of approximately $166,000. For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $68,033 and $97,967, respectively, related to these awards, which is included in stock-based compensation expense in the consolidated statements of operations. As of October 31, 2025, all compensation cost related to the RSUs had been recognized, with no remaining unrecognized expense.

On July 11, 2024, the Company entered into an employment agreement with Mr. Robin Ross, pursuant to which Mr. Ross was appointed Chief Executive Officer, succeeding Mr. Peterson. Under the terms of the agreement, Mr. Ross received an initial annual base salary of $300,000 and is eligible for an annual discretionary bonus of up to 100% of his base salary, subject to continued employment and achievement of objectives and milestones established annually by the Board’s Compensation Committee. In connection with his appointment, Mr. Ross was granted 100,000 RSUs under the Plan, measured at a grant-date fair value of $3.32 per share, for a total fair value of approximately $332,000. For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $221,941 and $21,890, respectively, related to these awards, with $88,168 of unrecognized compensation cost remaining as of October 31, 2025.

On August 1, 2025, the Compensation Committee approved an amendment to Mr. Ross’s employment agreement, increasing his annual base salary from $300,000 to $400,000, effective immediately. As part of the amendment, Mr. Ross was granted a one-time award of 625,000 RSU’s under the Plan; the RSUs were fully vested on the grant date, which was the same date as Board approval. The awards were measured at the grant-date fair value of $1.18 per share, resulting in a total grant-date fair value of approximately $736,563. As of October 31, 2025, although the shares underlying the RSUs had not yet been issued, the obligation was both probable and estimable. In accordance with ASC 718, Compensation—Stock Compensation, and ASC 450, Contingencies, the Company recognized the full amount of stock-based compensation expense related to these awards in the consolidated statement of operations for the year ended October 31, 2025. In addition, the Compensation Committee authorized a cash bonus of $150,000, payable at the Board’s discretion, pursuant to Section 4 of his employment agreement.

On October 21, 2024, the Company granted 10,000 RSUs to Gregory Overholtzer, the Company’s Chief Financial Officer, under the Plan. The RSUs vested in full on the six-month anniversary of the commencement date and were measured at a grant-date fair value of $3.13 per share, for a total fair value of approximately $31,300. For the years ended October 31, 2025 and 2024, the Company recognized stock-based compensation expense of $29,580 and $1,720, respectively, related to these awards, with no remaining unrecognized compensation cost as of October 31, 2025.

On August 1, 2025, the Compensation Committee approved a one-time grant of 62,500 RSUs to Mr. Overholtzer under the Plan. The awards were measured at the grant-date fair value of $1.18 per share, resulting in a total grant-date fair value of approximately $73,656. As of October 31, 2025, although the shares underlying the RSUs had not yet been issued, the obligation was both probable and estimable. In accordance with ASC 718, Compensation—Stock Compensation, and ASC 450, Contingencies, the Company recognized the full amount of stock-based compensation expense related to these awards in the consolidated statement of operations for the year ended October 31, 2025.

Note Payable – Related Party

On March 26, 2024, the Company borrowed $125,000 from its former Chief Executive Officer, Michael L. Peterson, in connection with which the Company delivered to Mr. Peterson an Unsecured Subordinated Promissory Note in the principal amount of $125,000. The Note is payable on or before September 26, 2024 (the “Peterson Note Maturity Date”), upon which date the principal balance and interest accruable at a rate of 10% per annum is due and payable to Mr. Peterson by the Company. The Company may prepay the Peterson Note at any time prior to the Peterson Note Maturity Date, in whole or in part, without premium or penalty. The Company is also required to prepay the Peterson Note, in full, prior to the Peterson Note Maturity Date from the proceeds of any equity or debt financing received by the Company of at least $1,000,000. As additional consideration for the Peterson Loan, the Company accelerated the vesting of 50,000 shares of restricted stock awarded to Mr. Peterson under the Plan. The Peterson Note also provides for acceleration of payment of the outstanding principal balance and all accrued and unpaid interest in the case of an Event of Default (as such term is defined in the Peterson Note), where there is either a payment default or a bankruptcy event.

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

Under the terms of the Loan Agreement, $585,000 of the Loan Amount is required to be used to pay the remaining cash amount payable to Novacor in connection with the Novacor Acquisition; the remainder of the Loan Amount is to be used for ongoing operating costs of Trio Canada. As of October 31, 2025, $700,665 has been utilized, primarily for consideration in the Novacor acquisition, with a small portion applied to other operating cash needs of Trio Canada. The remaining unused portion of the Subsidiary Loan is $430,335.

For the year ended October 31, 2025, the Company recorded intercompany interest income of $27,606 on the Subsidiary Loan, based on an interest rate of 8% per annum, with the corresponding interest expense recognized by Trio Canada.

Resignation and Consulting Agreement - Stanford Eschner

On August 1, 2025, Mr. Stanford Eschner resigned from his positions as Vice Chairman and director of Trio Petroleum Corp, effective immediately. His resignation was not the result of any disagreement with the Company’s management or Board of Directors regarding operations, policies, or practices. Concurrently, the Board approved Mr. Eschner’s engagement as a consultant to the Company through December 31, 2025. Under the Consulting Agreement, Mr. Eschner is entitled to receive a monthly cash fee of $4,167 and a one-time grant of 15,000 shares of common stock pursuant to the Plan.

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

On December 29, 2023, the Company amended the ARLO Agreement and funded $200,000 of the initial $500,000 tranche in advance of HSO satisfying the required conditions. In exchange, the Company acquired a 2% interest in the leases. These funds were designated for infrastructure development, including road construction. As of October 31, 2025, the Company had paid a total of $225,000 to HSO and holds a 2.25% working interest in the leases. These costs have been capitalized and are reflected in the oil and gas property balance as of October 31, 2025.

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

For the years ended October 31, 2025 and 2024, the Company recognized director compensation expense of $321,689 and $223,170, respectively.

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

Significant components of the Company’s deferred tax assets are summarized below.

	As of October 31,	As of October 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$960,000	$1,699,000
Total deferred tax asset	960,000	1,699,000
Valuation allowance	(960,000)	(1,699,000)
Net deferred tax asset	$-	$-

As of October 31, 2025 and 2024, the Company had approximately $960,000 and $1,669,000, respectively, in net operating loss carry-forwards for federal and state income tax reporting (tax effected) purposes. During fiscal 2025, the Company also formed Trio Canada, its wholly owned subsidiary, which generated approximately $30,000 (USD) of net income, which has been excluded from the U.S. tax provision and considered immaterial.

As a result of the Tax Cuts and Jobs Act of 2017, certain U.S. net operating loss carryforwards do not expire but are subject to an annual limitation on utilization.

The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by management to be less likely than not. The valuation allowance decreased by $739,000 and increased by $604,000 during the years ended October 31, 2025 and 2024, respectively.

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	As of October 31,	As of October 31,
	2025	2024
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	-%	-%
Change in valuation allowance	21%	21%
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2025 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable. Trio Canada has not yet filed its Canadian federal and provincial corporate income tax returns for the fiscal year ended October 31, 2025.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions in either the U.S. or Canada. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

NOTE 9 – NOTES PAYABLE

Notes payable as of October 31, 2025 and 2024 consisted of the following:

	As of	As of
	October 31, 2025	October 31, 2024
Convertible notes, net of discounts	$467,179	$-
Promissory notes, net of discounts	-	742,852
Payable – related party	-	115,666
Note payable – related party	-	135,000
Total notes payable	$467,179	$993,518

Payable – related party

See Note 6 - McCool Ranch Oil Field Asset Purchase – Related Party for further information.

March 2024 Debt Financing

On March 27, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “March 2024 Investor”), which was funded on April 5, 2024. Pursuant to the SPA, the Company raised gross proceeds of $184,500 and received net proceeds of $164,500, after payment of offering expenses (the “March 2024 Debt Financing”).

In connection with the March 2024 Debt Financing, the Company issued an unsecured promissory note to the March 2024 Investor in the principal amount of $211,500, reflecting an original issue discount of $27,000 (approximately 13%). The note accrued interest at 12% per annum and matured on January 30, 2025. The note provided for five scheduled payments of principal and accrued interest, which were due on September 30, 2024 ($118,440), October 30, 2024 ($29,610), November 30, 2024 ($29,610), December 30, 2024 ($29,610), and January 30, 2025 ($29,610).

The Company made cash payments of $118,440 on September 30, 2024, $29,610 on October 30, 2024, and $88,830 on November 30, 2024, which satisfied the full principal balance of the note.

For the years ended October 31, 2025 and 2024, the Company recognized non-cash interest expense related to debt discounts of $21,316 and $51,064, respectively, within interest expense in the consolidated statements of operations. Over the life of the note, the Company recognized a total of $72,380 in non-cash interest expense related to discounts. As of October 31, 2025, there was no remaining balance outstanding under the note.

Note Payable – Related Party

On March 26, 2024, the Company borrowed $125,000 from its former Chief Executive Officer, Michael L. Peterson, in connection with which the Company delivered to Mr. Peterson an Unsecured Subordinated Promissory Note in the principal amount of $125,000. The Note is payable on or before September 26, 2024 (the “Peterson Note Maturity Date”), upon which date the principal balance and interest accruable at a rate of 10% per annum is due and payable to Mr. Peterson by the Company. The Company may prepay the Peterson Note at any time prior to the Peterson Note Maturity Date, in whole or in part, without premium or penalty. The Company is also required to prepay the Peterson Note, in full, prior to the Peterson Note Maturity Date from the proceeds of any equity or debt financing received by the Company of at least $1,000,000. As additional consideration for the Peterson Loan, the Company accelerated the vesting of 50,000 shares of restricted stock awarded to Mr. Peterson under the Plan. The Peterson Note also provides for acceleration of payment of the outstanding principal balance and all accrued and unpaid interest in the case of an Event of Default (as such term is defined in the Peterson Note), where there is either a payment default or a bankruptcy event.

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

April 2024 Convertible Debt Financings

The April 2024 Convertible Debt Financings, which provided net proceeds of $664,000 and included the issuance of 75,000 commitment shares and $800,000 of senior secured convertible notes, were fully repaid and converted into common stock during fiscal 2024. As of October 31, 2025, no amounts remained outstanding and no expense was recognized in fiscal 2025.

June 2024 Convertible Debt Financings

On June 27, 2024, the Company entered into a Securities Purchase Agreement (the “June 2024 SPA”) with the April 2024 Investors (the “June 2024 Investors”). Pursuant to the June 2024 SPA, the Company received aggregate gross proceeds of $720,000 (net of a 10% original issue discount) and net proceeds of $676,200 after offering expenses (the “June 2024 Financing”). In connection with the financing, the Company issued to each investor a Senior Secured 10% Original Issue Discount Convertible Promissory Note in the principal amount of $400,000 (the “June 2024 Notes”) and warrants to purchase an aggregate of 74,461 shares of common stock at an initial exercise price of $7.905 per share (the “June 2024 Warrants”). The warrants were recorded as equity instruments with an aggregate relative fair value of $257,701.

The June 2024 Notes were initially convertible into shares of common stock at a conversion price of $7.905 per share, subject to adjustment, with a floor price of $2.40. The notes did not bear interest unless an Event of Default occurred, in which case interest accrued at 10% per annum. The notes matured on June 27, 2025 and required monthly installment payments commencing 90 days after issuance, payable in cash or, under certain conditions, in shares of common stock.

During fiscal 2024 and early fiscal 2025, the Company satisfied the obligations under the June 2024 Notes through a combination of cash payments and conversions into common stock. On September 26, October 1, and October 30, 2024, the Company converted principal payments totaling $227,776 into 85,837 shares, resulting in recognized losses of $14,203, $12,830, and $9,534, respectively. On October 11, 2024, the Company issued 2,317 shares pursuant to a make-whole provision. On December 2, 2024, December 20, 2024, and January 7, 2025, the Company made final principal payments totaling $572,224, of which $290,844 was converted into 340,419 shares, resulting in a recognized loss of $8,725. The remaining payments were made in cash, with additional losses of $2,668 and $69,310 recognized under make-whole provisions.

As of October 31, 2025, the balance of the June 2024 Notes was $0. For the years ended October 31, 2025 and 2024, the Company recognized non-cash interest expense related to debt discounts of $249,805 and $131,696, respectively, within interest expense in the consolidated statements of operations. Over the life of the notes, the Company recognized $381,501 in non-cash interest expense related to discounts.

August 1, 2024 Financing

On August 1, 2024, the Company entered into a Securities Purchase Agreement (the “August 1st SPA”) with an investor, pursuant to which the Company raised gross proceeds of $134,000 and received net proceeds of $110,625. In connection with the financing, the Company issued an unsecured promissory note in the principal amount of $152,000, reflecting an original issue discount of $18,000 (approximately 11.8%). The note accrued interest at 12% per annum and matured on May 30, 2025.

During fiscal 2025, the Company made aggregate principal payments of $148,960 in cash. In addition, during the third quarter of fiscal 2025, the Company issued 23,644 shares of common stock to the investor in satisfaction of a principal payment obligation. The shares were issued at a conversion price of $0.90 per share, representing a total value of $28,846. The fair value of the shares on the issuance date exceeded the principal amount settled, resulting in a recognized loss of $7,566, which was recorded in the consolidated statement of operations.

As of October 31, 2025, the balance of the note was $0. For the years ended October 31, 2025 and 2024, the Company recognized non-cash interest expense related to debt discounts of $41,652 and $17,963, respectively, within interest expense in the consolidated statements of operations.

August 6, 2024 Financing

On August 6, 2024, the Company entered into a Securities Purchase Agreement (the “August 6th SPA”) with an investor, pursuant to which the Company raised gross proceeds of $225,000 and received net proceeds of $199,250. In connection with the financing, the Company issued an unsecured promissory note in the principal amount of $255,225, reflecting an original issue discount of $30,225 (approximately 11.8%). The note accrued interest at 12% per annum and matured on May 30, 2025.

In conjunction with the April 2024 Debt Financing, the Company also made two payments of $25,000 each to prior investors from the net proceeds of this financing.

On January 28, 2025, the Company entered into a Note Exchange Agreement with the investor to exchange the outstanding balance of $285,852 for shares of the Company’s common stock. The exchange was completed on February 10, 2025, through the issuance of 230,992 shares of common stock at $1.24 per share. The Company recorded the exchange as a debt extinguishment and recognized a loss of $141,534.

As of October 31, 2025, the balance of the August 6, 2024 Financing was $0. For the years ended October 31, 2025 and 2024, the Company recognized non-cash interest expense related to debt discounts of $26,826 and $25,077, respectively, within interest expense in the consolidated statements of operations.

April 2025 Financing

On April 11, 2025, the Company issued an Unsecured Original Issue Discount Convertible Promissory Note (the “Note”) to an institutional investor in the principal amount of $321,176, reflecting an original issue discount of $48,176, for net funding of $273,000. After reimbursing the investor $10,000 for legal fees, the Company received net proceeds of $263,000.

On April 17, 2025, the Company issued an Amended and Restated Unsecured Original Issue Discount Convertible Promissory Note (the “Amended and Restated Note”) in the aggregate principal amount of $712,941, inclusive of the original note, with an aggregate original issue discount of $106,941. The aggregate funding amount was $606,000, from which the Company received additional net proceeds of $333,000 and paid a commission of $33,330 to Spartan Capital Securities, LLC.

Between June 11 and June 23, 2025, the Company issued an aggregate of 877,340 shares of common stock to the investor in satisfaction of principal obligations under the note. The issuances occurred at conversion prices ranging from $0.81 to $0.83 per share, for a total value of $1,240,054. The fair value of the shares issued exceeded the principal amounts settled, resulting in a total recognized loss of $528,054, which was recorded in the consolidated statement of operations.

As of October 31, 2025, the balance of the April 2025 Financing was immaterial. The Company derecognized the remaining carrying value of $861 related to the Jutland note at maturity on October 10, 2025, and recorded a gain on extinguishment of debt. For the years ended October 31, 2025 and 2024, the Company recognized non-cash interest expense related to debt discounts of $150,271 and $0, respectively, within interest expense in the consolidated statements of operations.

August 2025 Financing

On August 15, 2025, the Company closed a private placement pursuant to which it issued three unsecured convertible promissory notes (the “Notes”) to institutional investors in an aggregate principal amount of $1,200,000. The Notes included an original issue discount of $180,000 (15%), resulting in aggregate funding of $1,020,000. After payment of $71,400 in placement agent fees and $20,000 in legal fee reimbursements, the Company received net proceeds of $928,600.

The Notes mature on February 15, 2026 and may be prepaid at any time without penalty. The Notes are convertible, at the option of the investors, into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $1.32 or (ii) 90% of the lowest daily VWAP of the Company’s common stock during the five trading days prior to conversion, subject to a floor price of $0.72 (adjustable under certain circumstances, but not below $0.22). The Notes also contain provisions allowing the Company to require conversion under specified trading and registration conditions, subject to beneficial ownership limitations of 4.99% (or 9.99% if elected by the investor). The maximum number of shares issuable upon conversion of the Notes is 1,679,127, representing 19.99% of the Company’s outstanding common stock as of the closing date.

Between September 12 and October 23, 2025, investors converted $575,000 of principal into 606,809 shares of common stock at conversion prices between $0.93 and $1.02 per share. The fair value of the shares issued exceeded the principal amounts settled, resulting in a total recognized loss on conversion of $95,931, which was recorded in the consolidated statement of operations. Following these conversions, the Notes had a remaining principal balance of $625,000 and a net carrying value of $467,179 as of October 31, 2025.

For the years ended October 31, 2025 and 2024, the Company recognized non-cash interest expense related to debt discounts of $113,575 and $0, respectively, within interest expense in the consolidated statements of operations.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue an aggregate of 160,000,000 shares, consisting of 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. On July 30, 2025, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to reduce the authorized shares to this level. The amendment was filed with the Secretary of State of Delaware on July 30, 2025 and became effective upon filing.

Consultant and Service Provider Issuances

On November 11, 2023, the Company issued 10,000 shares of common stock to a vendor for marketing and distribution services, valued at $9.60 per share for a total of $95,200, which was recognized as marketing fees in the first and second quarters of 2024.

On March 20, 2024, the Company issued 5,000 shares to a consultant as settlement for non-performed marketing services under a prior agreement, valued at $2.20 per share for a total of $10,500.

On April 26, 2024, the Company entered into an agreement with consultants to provide marketing services and elected to issue 50,000 shares in lieu of cash, valued at $7.40 per share for a total of $368,000; a loss of $268,000 was recognized.

On April 29, 2024, the Company issued 30,000 shares to consultants for marketing services, valued at $7.40 per share for a total of $220,800.

On September 9, 2024, the Company issued 12,500 shares to a consultant under a media advertising agreement, valued at $3.60 per share for a total of $43,800.

On January 1, 2025, the Company issued 20,000 shares to a consulting firm for investor communications and public relations services, valued at $1.40 per share for a total of $28,000.

On August 1, 2025, the Board approved the issuance of 26,010 shares to a consultant for services performed in June 2025. The grant-date fair value was $1.18 per share, or $30,692 in total, which exceeded the $22,629 originally accrued based on the consultant’s invoice. The difference of $8,063 was recorded as additional compensation expense, with the full $30,692 recognized in the consolidated statement of operations. The shares were issued on August 13, 2025 at a market price of $1.09 per share.

The aggregate compensation expense recognized for consultant and service provider issuances was $58,692 and $738,300 for the years ended October 31, 2025 and 2024, respectively.

Restricted Stock Awards

On August 1, 2025, the Board approved the grant of 1,552,500 restricted shares to consultants, directors, and executives. The awards vest immediately upon issuance and therefore require no future service. Although only 15,000 shares had been issued as of October 31, 2025, the Company determined the obligation was both probable and estimable based on Board authorization and the grant-date fair value of $1.18 per share. Accordingly, compensation expense of $1,829,621 was recognized for the year ended October 31, 2025. The unrecognized compensation cost related to these awards was $0 as of October 31, 2025.

Debt Conversions and Exchanges

On December 18, 2023, the Company issued 18,393 shares at a fair value of $6.80 per share for a total of $125,072, with a cash payment of $36,698 made to the investor for the difference between the monthly conversion price and the floor price. A loss of $36,770 was recognized.

On December 29, 2023, the Company issued 18,393 shares at a fair value of $6.20 per share for a total of $114,036, with a cash payment of $35,837 made to the investor for the difference between the monthly conversion price and the floor price. A loss of $24,873 was recognized.

On January 12, 2024, the Company issued 18,393 shares at a fair value of $5.80 per share for a total of $105,575, with a cash payment of $49,935 made to the investor for the difference between the monthly conversion price and the floor price. A loss of $30,510 was recognized.

On February 1, 2024, the Company issued 91,965 shares at a fair value of $4.80 per share for a total of $441,428. An additional 119,796 shares were issued in lieu of cash payments, valued at $574,779. A loss of $391,447 was recognized.

On February 2, 2024, the Company issued 94,417 shares at a fair value of $3.40 per share for a total of $323,094. A loss of $48,094 was recognized.

On February 5, 2024, the Company issued 94,417 shares at a fair value of $3.60 per share for a total of $339,334. A loss of $64,334 was recognized.

On February 16, 2024, the Company issued 42,917 shares at a fair value of $2.60 per share for a total of $113,300, with a cash payment of $32,247 made to the investor for the difference between the monthly conversion price and the floor price. A loss of $20,547 was recognized.

On March 22, 2024, the Company issued 42,917 shares at a fair value of $2.00 per share for a total of $84,117. An additional 17,576 shares were issued in lieu of cash payments, valued at $221,449. A loss of $180,566 was recognized.

On April 2, 2024, the Company issued 257,500 shares at a fair value of $3.40 per share for a total of $881,165. A loss of $131,165 was recognized.

On September 26, 2024, the Company issued 30,520 shares at a fair value of $3.38 per share for a total of $103,091. A loss of $14,203 was recognized.

On October 1, 2024, the Company issued 17,167 shares at a fair value of $3.66 per share for a total of $62,830. A loss of $12,830 was recognized.

On October 11, 2024, the Company issued 2,317 shares at a fair value of $3.38 per share for a total of $7,838.

On October 30, 2024, the Company issued 38,150 shares at a fair value of $2.58 per share for a total of $98,422. A loss of $9,534 was recognized.

On October 1, 2024, the Company issued 224,291 shares at a fair value of $3.66 per share for a total of $729,405. A loss of $47,373 was recognized.

On October 18, 2024, the Company issued 25,000 shares at a fair value of $3.10 per share for a total of $77,450. A loss of $2,450 was recognized.

On December 20, 2024, the Company issued 340,419 shares at a fair value of $0.88 per share for a total of $299,569. A loss of $8,725 was recognized.

On January 28, 2025, the Company entered into a Note Exchange Agreement with the investor from the August 6, 2024 Financing. On February 10, 2025, the Company issued 230,992 shares at a conversion price of $1.24 per share, with a fair value of $1.70 per share for a total of $392,686. The exchange was accounted for as a debt extinguishment, with a recognized loss of $141,534.

On May 14, 2025, the Company issued 23,644 shares at a conversion price of $0.90 per share, valued at $28,846. A loss of $7,566 was recognized.

Between June 11 and June 23, 2025, the Company issued 877,340 shares at conversion prices between $0.81 and $0.83 per share, valued at $1,240,054. A loss of $528,054 was recognized.

Between September 12 and October 23, 2025, the Company converted $575,000 of principal into 606,809 shares at conversion prices between $0.93 and $1.02 per share, with a fair value of $670,931. A loss of $95,931 was recognized.

The aggregate shares issued in debt conversions and exchanges were 1,848,212 and 1,129,122 for the years ended October 31, 2025 and 2024, respectively; the aggregate losses recognized on conversions (excluding the extinguishment loss of $141,534) were $640,276 and $1,022,534 for the years ended October 31, 2025 and 2024, respectively.

Commitment Shares

On April 16, 2024, the Company issued 37,500 shares to investors as commitment fees in connection with the April 2024 Financings. The shares were valued at $9.80 per share for a total of $366,000.

On April 24, 2024, the Company issued 37,500 shares to investors as commitment fees in connection with the April 2024 Financings. The shares were valued at $8.00 per share for a total of $301,500.

Asset Acquisition

On April 11, 2025, the Company issued 526,536 shares at a fair value of $1.42 per share for a total value of $747,681 in connection with the first closing of an asset acquisition from Novacor.

Reverse Stock Split

On November 14, 2024, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect a 1-for-20 reverse stock split. The reverse split became effective at 4:30 p.m. Eastern Time on November 14, 2024, and the Company’s common stock began trading on a split-adjusted basis on November 15, 2024.

On December 5, 2024, the Company issued 21,046 shares to round up fractional shares for beneficial owners.

At-the-market Offering Program

During fiscal 2024, the Company established an at-the-market offering program (“ATM”), under which shares of common stock could be sold from time to time through a designated underwriter based on prevailing market conditions.

During the year ended October 31, 2024, the Company sold 361,708 shares under the ATM, generating net proceeds of $1,173,679.

During fiscal 2025, and prior to January 15, 2025, the Company completed the program, selling an additional 2,951,169 shares.

In total, 3,312,877 shares were sold under the ATM program, generating aggregate net proceeds of $4,649,329.

No shares were sold under the ATM program after January 15, 2025.

Series 1 Preferred Shares

Trio Canada is authorized to issue an unlimited number of Series 1 Preferred Shares; under the terms of the shares, (i) holders of such shares may require the entity to purchase their shares upon submission of a retraction notice, (ii) Trio Canada is obligated to redeem the shares within 30 days of receiving a retraction notice and (iii) Trio Canada may redeem the shares at its discretion at any time. On April 4, 2025, Trio Canada issued 1,071,886 Series 1 Preferred shares (which are redeemable at CAD $1.00) at a value of US$754,000.

Warrants

Other Warrants

In December 2022, the Company entered into subscription agreements with two accredited investors for the aggregate issuance of 20,000 common shares, as well as warrants to purchase additional shares up to the initial subscription amount. The warrants were exercisable for two years and had an exercise price equal to fifty percent of the price per share the Company sells its common shares in its IPO. The warrants were determined to be equity classified and were recorded at fair value in additional paid-in capital on the balance sheet for the period. Their fair value was based on the price the third-party investors paid for the original subscription agreements described above. These warrants expired in December 2024 and are no longer outstanding as of October 31, 2025.

In April 2023, the Company issued warrants to purchase 5,000 shares of common stock to the underwriters at an exercise price of $66.00 per share. These warrants remain outstanding as of October 31, 2025.

October 2023 SPA with Warrants

On October 4, 2023 and December 29, 2023, the Company entered into placement agent agreements with Spartan (see Note 7 for further information) for their role in connection with the two tranche fundings related to the October 2023 SPA. Among other things, the agreements provided the agent with equity-classified warrants to purchase a number of common shares equal to 5% of the number of common shares initially issuable upon conversion of each note tranche. For the first tranche, the Company issued to Spartan warrants to purchase 4,167 shares of common stock with a fair value of $38,029. For the second tranche, the Company issued to Spartan warrants to purchase 2,750 shares of common stock with a fair value of $14,753.

On January 2, 2024, the second tranche of the October 2023 SPA was funded (see Note 9 for further information). In connection with this funding, the Company issued to the investor equity warrants to purchase up to 22,279 shares of common stock with an aggregate relative fair value of $98,708. These warrants remain outstanding as of October 31, 2025.

June 2024 SPA with Warrants

On June 27, 2024, the Company entered into the June 2024 SPA with the June 2024 Investors (see Note 9 above). Pursuant to the terms and conditions of the agreement, in consideration for providing financing, the Company issued to each June 2024 Investor a warrant to purchase 37,231 shares of the Company’s common stock, at an initial exercise price of $7.90500 per share. The June 2024 Warrants (which are for the purchase of an aggregate 74,461 common shares) were recorded as equity warrants with an aggregate relative fair value of $257,701. These warrants remain outstanding as of October 31, 2025.

Fiscal 2025 Activity

There were no warrant issuances during the fiscal year ended October 31, 2025. Warrant activity during the year consisted only of the expiration of the December 2022 warrants described above. All other warrants issued in prior years remain outstanding as of October 31, 2025.

A summary of the warrant activity during the years ended October 31, 2025 and 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life in	Intrinsic
	Warrants	Price	Years	Value

Outstanding, November 1, 2023	88,336	$22.35	3.9	$211,200
Issued	103,658	9.18	4.5	-
Exercised	-	-	—	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, November 1, 2024	191,994	15.24	3.8	47,160
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	(20,000)	30.00	-	-
Outstanding, October 31, 2025	171,994	$13.52	3.2	$16,600

Exercisable, October 31, 2025	171,994	$13.52	3.2	$16,600

A summary of outstanding and exercisable warrants as of October 31, 2025 is presented below:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$0.20	20,000	3.5	20,000
$66.00	5,000	3.5	5,000
$24.00	43,336	3.9	43,336
$26.40	4,167	3.9	4,167
$10.00	22,279	4.2	22,279
$11.00	2,750	4.2	2,750
$7.91	74,462	4.7	74,462
	171,994	3.8	171,994

Stock Options

A summary of the option activity during the years ended October 31, 2025 and 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life in	Intrinsic
	Options	Price	Years	Value

Outstanding, November 1, 2023	6,000	$10.46	4.8	$1,800
Issued	-	-	-	-
Exercised
Expired
Outstanding, November 1, 2024	6,000	10.46	3.8	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, October 31, 2025	6,000	$10.46	2.8	$-

Exercisable, October 31, 2025	6,000	$10.46	2.8	$-

A summary of outstanding and exercisable options as of October 31, 2025 and 2024 is presented below:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining	Number of
Price	Shares	Life in Years	Shares
$10.46	6,000	2.8	6,000
	6,000	2.8	6,000

On August 15, 2023, the Company issued five-year options to purchase 6,000 shares of the Company’s common stock to a consultant of the Company, pursuant to the Plan. The options have an exercise price of $10.46 per share and vested monthly over a period of 24 months, beginning on the vesting commencement date. The options had a grant-date fair value of $55,711, which was recognized as compensation expense over the vesting term. As of April 30, 2024, the options were fully vested.

The assumptions used in the Black-Scholes valuation method for these options issued in 2023 were as follows: a risk-free interest rate of 4.36%, an expected term of 5.0 years, expected volatility of 137.1%, and an expected dividend yield of 0%.

There were no option issuances during the fiscal year ended October 31, 2025; there was no option activity during fiscal year 2025, and the only activity during fiscal year 2024 was the continued vesting of the August 2023 grant through April 30, 2024, after which the options became fully vested. As of October 31, 2025, all 6,000 options remain outstanding and exercisable.

Stock-based compensation expense related to these options was $0 for the year ended October 31, 2025 and $13,928 for the year ended October 31, 2024. As of October 31, 2025, the Company had no unrecognized compensation cost related to non-vested options, as all options were fully vested as of April 30, 2024.

At October 31, 2025, the Company had 2,500,000 shares authorized under the Plan, of which 510,250 shares remained available for future grant.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after October 31, 2025, through the date the financial statements were issued. Except for the following, there are no subsequent events identified that would require disclosure in the financial statements.

Capital Land Acquisition

On November 3, 2025, the Company, through its wholly owned subsidiary Trio Petroleum Canada Corp. (“Trio Canada”), completed the acquisition of certain mineral leasehold interests and related rights located in the County of Vermilion River, Alberta, Canada, pursuant to the Asset Purchase Agreement entered into with Capital Land Services Ltd. (“Capital Land”) on August 20, 2025. At closing, Trio Canada acquired the assets, which included certain wells that had been acquired out of receivership. In connection with the acquisition, Trio Canada paid CAD $150,000 in cash, and the Company issued 104,227 restricted shares of its common stock to Capital Land. Due to regulatory requirements of the Alberta Energy Regulator (“AER”), the Company arranged for all applicable licenses associated with the acquired assets to be transferred to Novacor Exploration Ltd. (“Novacor”), an experienced operator with whom the Company has an existing commercial relationship. Novacor utilizes Capital Land as its AER agent. In consideration for Capital Land’s services as AER agent, the Company granted Capital Land a 1% gross overriding royalty on the mineral rights associated with the acquired assets for so long as such services continue. The Capital Land acquisition will be accounted for as an asset acquisition under ASC 805-50, with the purchase price allocated to the acquired mineral leasehold interests and related rights based on their relative fair values as of the acquisition date.

Novacor Acquisition (December 2025)

On December 30, 2025, the Company, through Trio Canada, entered into and closed an Asset Purchase Agreement with Novacor to acquire additional oil and gas assets located in the Lloydminster, Saskatchewan heavy-oil region. The acquired assets include working interests in petroleum, natural gas, and mineral rights, together with associated contracts, leases, and permits. Total consideration consisted of CAD $1,000,000 in cash (approximately US$730,300 based on the exchange rate on the transaction date) and the issuance of 912,875 restricted shares of the Company’s common stock. The transaction will be accounted for as an asset acquisition under ASC 805-50, with the purchase price allocated to the acquired assets based on their relative fair values as of the acquisition date. In connection with the acquisition, the Company and Novacor entered into a registration rights agreement providing Novacor with customary piggyback registration rights with respect to the restricted shares issued as consideration.

At-the-Market (“ATM”) Sales Agreement (January 2026)

On January 9, 2026, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which the Company may offer and sell shares of its common stock from time to time through Ladenburg, acting as sales agent. On the same date, the Company filed a prospectus supplement with the Securities and Exchange Commission covering the offer and sale of shares of common stock having an aggregate offering price of up to $3,600,000 in connection with the ATM program.

Under the terms of the ATM Agreement, sales of common stock, if any, may be made by Ladenburg using commercially reasonable efforts in transactions deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by applicable law and agreed to by the Company. Ladenburg is entitled to compensation of up to 3.0% of the gross proceeds from each sale of shares under the ATM Agreement.

