Form 10-Q
period 2026-01-31
Trio Petroleum Corp
filed 2026-03-17
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2026

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

As of March 16, 2026, there were 31,931,250 shares of the registrant’s common stock outstanding.

TRIO PETROLEUM CORP

FORM 10-Q

For the Three Months Ended January 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2026	October 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$684,653	$882,162
Prepaid expenses	175,624	128,856
Accounts receivable	42,265	59,970
Total current assets	902,542	1,070,988

Oil and gas properties - not subject to amortization	13,169,708	12,143,122
Property, plant and equipment	92,763	-
Total assets	$14,165,013	$13,214,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,523,063	1,305,997
Asset retirement obligations - current	14,974	2,778
Convertible notes, net of discounts	167,879	467,179
Due to operators	66,240	5,668
Other current liabilities	31,870	75,268
Total current liabilities	1,804,026	1,856,890

Long-term liabilities:
Asset retirement obligations, net of current portion	167,692	53,869
	167,692	53,869
Total liabilities	1,971,718	1,910,759

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at January 31, 2026 and October 31, 2025, respectively	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 12,773,916 and 9,047,658 shares issued and outstanding as of January 31, 2026 and October 31, 2025, respectively	1,278	906
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	40,521,145	38,653,796
Accumulated other comprehensive income	49,323	14,471
Accumulated deficit	(28,368,441)	(27,355,812)
Total stockholders’ equity	12,193,295	11,303,351

Total liabilities and stockholders’ equity	$14,165,013	$13,214,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended January 31,
	2026	2025

Revenues, net	$122,193	$10,819
Cost of goods sold	68,402	-
Gross profit	53,791	10,819

Operating expenses:
Exploration expense	19,690	24,721
General and administrative expense	751,824	711,546
Stock-based compensation expense	84,872	490,314
Accretion expense	1,797	695
Total operating expenses	858,183	1,227,276

Loss from operations	(804,392)	(1,216,457)

Other expenses:
Interest expense	136,734	318,366
Loss on conversion	71,503	80,702
Total other expenses	208,237	399,068

Loss before income taxes	(1,012,629)	(1,615,525)
Provision for income taxes	-	-

Net loss	$(1,012,629)	$(1,615,525)

Basic and Diluted Net Loss per Common Share
Basic	$(0.10)	$(0.33)
Diluted	$(0.10)	$(0.33)

Weighted Average Number of Common Shares Outstanding
Basic	10,516,634	4,965,962
Diluted	10,516,634	4,965,962

Comprehensive loss:
Net loss	(1,012,629)	(1,615,525)
Foreign currency translation adjustment	34,852	-
Comprehensive loss	$(977,777)	$(1,615,525)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

			Stock		Accumulated
			Subscription	Additional	Other		Total
	Common Stock		Receivable/	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Payable	Capital	Income	Deficit	Equity
Balance at October 31, 2024	3,203,068	$320	$(10,010)	$29,125,917	$-	$(20,073,679)	$9,042,548
Issuance of common shares to executives and board members	210,000	21	-	(21)	-	-	-
Issuance of common shares in connection with an at-the-market offering program	2,951,169	295	-	3,475,353	-	-	3,475,648
Issuance of common shares in lieu of cash payments on promissory notes	340,419	34	-	299,535	-	-	299,569
Issuance of beneficial ownership round-up shares for participants	21,046	2	-	(2)	-	-	-
Stock-based compensation	-	-	-	490,314	-	-	490,314
Net loss	-	-	-	-	-	(1,615,525)	(1,615,525)
Balance at January 31, 2025	6,725,702	$672	$(10,010)	$33,391,096	$-	$(21,689,204)	$11,692,554

Balance at October 31, 2025	9,047,658	906	(10,010)	38,653,796	14,471	(27,355,812)	11,303,351
Issuance of common shares in connection with an at-the-market offering program	473,164	47	-	382,472	-	-	382,519
Issuance of common shares in lieu of cash payments on promissory notes	598,492	60	-	506,443	-	-	506,503
Issuance of common share in connection with asset acquisition	1,017,102	102	-	852,774	-	-	852,876
Issuance of common shares to a consultant	50,000	5	-	40,945	-	-	40,950
Issuance of common shares to executives and board members	1,587,500	159	-	(159)	-	-	-
Stock-based compensation	-	-	-	84,872	-	-	84,872
Net loss	-	-	-	-	-	(1,012,629)	(1,012,629)
Other comprehensive income	-	-	-	-	34,852	-	34,852
Balance at January 31, 2026	12,773,916	1,278	(10,010)	40,521,145	49,323	(28,368,441)	12,193,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended January 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,012,629)	$(1,615,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares for services	40,950	-
Accretion expense	1,797	695
Amortization of debt discounts	135,700	316,106
Stock-based compensation	84,872	490,314
Loss on issuance of common shares in lieu of cash for debt payments	71,503	80,703
Changes in operating assets and liabilities:
Accounts receivable	12,463	-
Prepaid expenses and other receivables	(39,562)	225,456
Accounts payable and accrued liabilities	214,410	(4,280)
Other liabilities	(43,397)	(413,954)
Net cash used in operating activities	(533,893)	(920,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for asset acquisition	(55,100)	(78,165)
Due to operators	60,572	(82,614)
Net cash provided by (used in) investing activities	5,472	(160,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under at-the-market offering program	382,519	3,475,648
Repayment of promissory notes	-	(524,796)
Repayment of notes payable - related party	-	(194,332)
Net cash provided by financing activities	382,519	2,756,520

Effect of foreign currency exchange	(51,607)	-

NET CHANGE IN CASH	(197,509)	1,675,256
Cash - Beginning of period	882,162	285,945
Cash - End of period	$684,653	$1,961,201

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of common stock upon vesting of RSUs	$159	$-
ARO liability recognized	$124,201	$-
Issuance of common shares for Capital Lands asset acquisition	$104,227	$-
Issuance of common shares for Novacor asset acquisition	$748,649	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIO PETROLEUM CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2026

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Company Overview

Trio Petroleum Corp (“Trio Petroleum,” the “Company,” or “TPET”) is a Delaware-incorporated oil and gas exploration and development company headquartered in Bakersfield, California. The Company focuses on acquiring, financing, and operating oil and gas projects in the United States and Canada. Its current portfolio includes the South Salinas Project in Monterey County, California, the PR Spring Project in Uintah County, Utah, and heavy-oil assets in the Lloydminster region of Saskatchewan, Canada.

Nature of Operations

The Company commenced revenue-generating operations in February 2024 at the McCool Ranch Oil Field in California. Operations at McCool Ranch were discontinued in May 2025, and all related leases were terminated. Revenues from the Company’s Saskatchewan assets, acquired through the Novacor transaction in April 2025, continued through the three months ended January 31, 2026. As of January 31, 2026, all producing wells were located in Saskatchewan.

Operational Focus

The Company continues to shift its operational emphasis toward jurisdictions with more favorable economic conditions, including Utah and Canada, while maintaining its interests in California. The South Salinas Project remains in evaluation status, and no proved reserves have been established as of January 31, 2026.

Canadian Operations and Recent Acquisitions

Trio Petroleum Canada Corp (“Trio Canada”), a wholly owned subsidiary formed in March 2025, holds the Company’s Canadian assets. During the quarter ended January 31, 2026, Trio Canada completed two additional acquisitions of oil and gas assets in Canada. On November 3, 2025, the Company acquired certain unproved petroleum and natural gas lease rights in Alberta for cash and common stock consideration. On December 30, 2025, the Company acquired additional oil and gas assets in the Lloydminster, Saskatchewan heavy oil region, with consideration paid in common stock. Both transactions are being accounted for as asset acquisitions under ASC 805-50, and the acquired assets have been recorded as unproved oil and gas properties.

Equity Offering

On January 9, 2026, the Company entered into an At Market Issuance Sales Agreement with Ladenburg Thalmann & Co. Inc., permitting the sale of up to $3,600,000 of common stock. During the three months ended January 31, 2026, the Company sold an aggregate of 473,164 shares of its common stock under the agreement for gross proceeds of approximately $395,000. The sales consisted of 45,794 shares sold on January 27, 2026 at an average price of $0.8382 per share, 228,842 shares sold on January 28, 2026 at an average price of $0.8310 per share, 63,446 shares sold on January 29, 2026 at an average price of $0.8301 per share, and 135,082 shares sold on January 30, 2026 at an average price of $0.8393 per share. Ladenburg is entitled to compensation of up to 3.0 percent of the gross proceeds from each sale.

Emerging Growth Company

The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 and has elected to use the extended transition period for adopting new or revised accounting standards.

Subsequent Events

The Company evaluated subsequent events after January 31, 2026 through the date these condensed consolidated financial statements were issued. Subsequent to January 31, 2026, the Company continued to sell shares of its common stock under its At Market Issuance Sales Agreement with Ladenburg Thalmann & Co. Inc. The Company raised additional capital under the program during this period. In addition, the holders of our unsecured convertible promissory notes issued in August 2025 elected to convert the remaining outstanding principal balance of the notes into shares of our common stock after the end of the quarter. Further details regarding these subsequent ATM sales and the note conversions are provided in Note 10 – Subsequent Events. Management did not identify any other events requiring recognition or additional disclosure.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended October 31, 2025. The condensed consolidated financial statements include the accounts of Trio Petroleum Corp and its wholly owned subsidiary, Trio Petroleum Canada Corp, and all significant intercompany balances and transactions have been eliminated. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2026 are not necessarily indicative of results for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Significant estimates include the evaluation of oil and natural gas properties, asset retirement obligations, the assessment of unproved properties, the valuation of equity-based transactions, and the determination of deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of Trio Petroleum Canada Corp is the Canadian dollar. Assets and liabilities of the foreign subsidiary are translated at exchange rates in effect at the balance sheet date, and income and expense items are translated at average exchange rates for the period. Resulting translation adjustments are recorded in accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in earnings as incurred.

Oil and Gas Properties

The Company applies the successful efforts method of accounting for its oil and natural gas properties. Geological and geophysical costs, delay rentals, and exploratory costs are expensed as incurred. Costs of exploratory wells are capitalized pending the determination of whether proved reserves have been found; if proved reserves are not established, the related costs are expensed. Costs to acquire mineral interests, drill and equip exploratory wells that find proved reserves, and drill and equip development wells are capitalized. Unproved properties are assessed periodically for impairment based on remaining lease terms, drilling results, and future development plans. Proved properties are depleted using the unit-of-production method based on estimated proved reserves. The Company evaluates its long-lived assets, including proved oil and natural gas properties, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Asset Retirement Obligations

The Company recognizes asset retirement obligations for the estimated future costs of plugging and abandoning oil and natural gas wells. The fair value of the obligation is recorded in the period in which the liability is incurred, with a corresponding increase to the carrying amount of the related asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The obligation is adjusted for revisions in estimated timing or amount of expected cash flows.

Revenue Recognition

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s revenues are derived from the sale of crude oil. Control transfers to the customer at the time of delivery, which is the point at which revenue is recognized. Revenue is measured based on the consideration specified in the contract, which may include adjustments for market differentials and transportation-related charges. The Company’s oil is sold to a single customer, and payment is typically received in the month following delivery.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities and for net operating loss carryforwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. The Company’s deferred tax assets continue to be fully reserved. The Company recognizes the effect of uncertain tax positions only when it is more likely than not that such positions will be sustained upon examination. Interest and penalties related to uncertain tax positions are recognized in income tax expense.

Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of equity consideration issued in connection with asset acquisitions is measured based on the market price of the Company’s common stock on the acquisition date, without adjustment for resale restrictions. The carrying amounts of cash, payables, and other short-term financial instruments approximate fair value due to their short-term nature. Certain estimates used in evaluating oil and natural gas properties and asset retirement obligations involve significant unobservable inputs and are therefore classified as Level 3 measurements.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the inclusion of potentially dilutive securities would be anti-dilutive.

Environmental Expenditures

Environmental expenditures are expensed or capitalized depending on their nature and future economic benefit. Expenditures that relate to ongoing environmental compliance are expensed as incurred, while expenditures that improve the future economic benefit of an asset are capitalized.

Recent Accounting Pronouncements

Management has evaluated recently issued accounting pronouncements and has determined that none are expected to have a material impact on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of January 31, 2026, the Company had cash of approximately $684,653 and a working capital deficit of approximately $0.9 million. The Company has incurred significant losses since inception and, as of January 31, 2026, had an accumulated deficit of approximately $28.4 million. The Company has continued to experience negative cash flows from operations, and its existing cash resources as of January 31, 2026 were not sufficient to fund projected operating and capital requirements for the twelve months following the issuance of these condensed consolidated financial statements.

During the three months ended January 31, 2026, the Company raised approximately $395,000 in gross proceeds through sales of common stock under its At Market Issuance Sales Agreement with Ladenburg Thalmann & Co. Inc. Subsequent to January 31, 2026 and through the date of issuance of these condensed consolidated financial statements, the Company raised an additional $18.6 million in gross proceeds under the same ATM program. These proceeds significantly improved the Company’s liquidity position and are expected to be sufficient to fund the Company’s operating and capital requirements for at least twelve months from the date these financial statements are issued.

Management evaluated whether these capital raises, together with the Company’s operating plans, alleviate the conditions that initially raised substantial doubt about the Company’s ability to continue as a going concern. Based on the additional capital raised after January 31, 2026 and prior to issuance of these financial statements, management concluded that its plans are probable of being effectively implemented and sufficient to address the Company’s liquidity needs for the twelve-month period following issuance. Accordingly, while substantial doubt existed as of January 31, 2026, management’s plans have alleviated that substantial doubt.

These condensed consolidated financial statements have been prepared on a going-concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is derived from the sale of crude oil, and control transfers to the customer at the time of delivery. Revenue is measured based on the consideration specified in the contract, which may include adjustments for market differentials and transportation-related charges. The Company sells its crude oil to a single customer, and payment is typically received in the month following delivery.

Revenue for the three months ended January 31, 2026 was generated entirely from oil sales produced from the Company’s Saskatchewan properties. The following table presents revenue disaggregated by product type for the periods presented:

	For the three months ended	For the three months ended
	January 31, 2026	January 31, 2025
Oil sales	$122,193	$10,819

Total revenues from customers	$122,193	$10,819

There were no contract assets, contract liabilities, or remaining performance obligations as of January 31, 2026 or October 31, 2025.

Significant concentrations of credit risk

The Company’s revenue is concentrated with a single customer who purchases crude oil produced from the Company’s Canadian operations. Changes in regional market conditions, commodity pricing, or regulatory environments in Saskatchewan could materially impact future revenues.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of January 31, 2026	As of October 31, 2025

Oil and gas properties – not subject to amortization	$13,169,708	$12,143,122
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$13,169,708	$12,143,122

The Company applies the successful efforts method of accounting for its oil and natural gas properties. Costs of geological and geophysical activities, delay rentals, and exploratory activities are expensed as incurred. Costs of exploratory wells are capitalized pending the determination of whether proved reserves have been found; if proved reserves are not established, the related costs are expensed. Costs to acquire mineral interests and to drill and equip exploratory and development wells that find proved reserves are capitalized. Unproved properties are not amortized and are assessed periodically for impairment based on remaining lease terms, drilling results, and future development plans. Proved properties are depleted using the unit-of-production method based on estimated proved reserves. The Company evaluates its long-lived assets, including proved oil and natural gas properties, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

During the three months ended January 31, 2026, the Company completed two asset acquisitions in Canada that were accounted for as asset acquisitions under ASC 805-50. On November 3, 2025, the Company acquired certain unproved petroleum and natural gas lease rights located in Alberta, Canada from Capital Land Services Ltd. Total consideration consisted of CAD $150,000 in cash and CAD $150,000 in common stock, measured at the fair value of the Company’s unrestricted common shares on the acquisition date in accordance with ASC 820 and SEC Staff Accounting Bulletin Topic 5.T. The acquired mineral lease was recorded as an unproved oil and gas property and is not subject to amortization. The agreement includes a contingent 1% gross overriding royalty; because the obligation was not probable or estimable at the acquisition date, no liability was recognized under ASC 450.

On December 30, 2025, the Company acquired additional oil and gas assets in the Lloydminster, Saskatchewan heavy oil region from Novacor Exploration Ltd. for total consideration of CAD $1,000,000, payable in restricted common shares. The number of shares issued was determined using the five-day volume-weighted average price prior to closing, translated into Canadian dollars using the Bank of Canada exchange rate. In accordance with ASC 820, the equity consideration was measured at the fair value of the Company’s unrestricted common stock on the acquisition date. The acquired assets include working interests in petroleum and natural gas rights, mineral leases, wells, surface rights, and related equipment. The assets were recorded as unproved oil and gas properties and are subject to periodic impairment evaluation. The Accounting Adjustment Date of April 1, 2025 governs settlement of pre- and post-closing revenues and expenses but does not affect the acquisition date for accounting purposes. The Seller will continue to act as operator until the Buyer satisfies regulatory requirements; this arrangement represents a service contract and does not affect the recognition or measurement of the acquired assets.

In connection with the Novacor acquisition, the Company recognized an initial asset retirement obligation of approximately CAD $169,125 (USD $124,201) related to the abandonment and reclamation of the acquired wells. The ARO was measured using abandonment cost estimates included in the independent Petrotech reserve and economics report, which was prepared in accordance with COGE Handbook standards and served as an input in the valuation of the acquired petroleum assets. No changes in estimate were recorded during the three months ended January 31, 2026.

As of January 31, 2026, all Canadian properties acquired during the period were classified as unproved oil and gas properties. No impairment indicators were identified during the three months ended January 31, 2026.

NOTE 6 – RELATED PARTY TRANSACTIONS

South Salinas Project – Related Party

Trio LLC operates the South Salinas Project on behalf of the Company under a Joint Operating Agreement. Trio LLC holds a 3.8% working interest in the project, and the Company holds an 85.775% working interest. The Company provides funds to Trio LLC to conduct development and operating activities, which are recorded as Advance to Operators or Due to Operators. As of January 31, 2026, the balance of Due to Operators was zero; as of October 31, 2025, the balance was $5,668.

McCool Ranch Oil Field Asset Purchase – Related Party

On May 27, 2025, the Company terminated the McCool Ranch Oil Field leases previously acquired from Trio LLC. All capitalized costs totaling $500,614 were written off during fiscal 2025. No additional activity occurred during the three months ended January 31, 2026.

Director RSUs – June 19, 2024 Grant

On June 19, 2024, the Board approved the grant of 50,000 RSUs to a newly appointed director. At the time of grant, only 22,750 shares remained available under the Plan; accordingly, 22,500 RSUs were granted immediately at a grant-date fair value of $6.00 per share, and the remaining 27,500 RSUs were granted in the following quarter at a grant-date fair value of $3.32 per share.

As of October 31, 2025, the Company had $37,793 of unrecognized compensation cost related to these awards. During the three months ended January 31, 2026, the Company recognized $28,931 of stock-based compensation expense, leaving $8,862 of unrecognized compensation cost to be recognized over the remaining vesting period.

Chief Executive Officer RSUs – July 11, 2024 Grant

On July 11, 2024, the Company entered into an employment agreement with Mr. Robin Ross, pursuant to which he was appointed Chief Executive Officer. In connection with his appointment, Mr. Ross was granted 100,000 RSUs under the Plan, measured at a grant-date fair value of $3.32 per share.

As of October 31, 2025, the Company had $88,168 of unrecognized compensation cost related to these awards.
During the three months ended January 31, 2026, the Company recognized $32,227 of stock-based compensation expense, and all remaining unrecognized compensation cost was fully recognized as of January 31, 2026.

Other Executive and Director RSUs

All other RSU awards granted to directors and executives during fiscal 2025 were fully vested and fully expensed as of October 31, 2025. No new RSU awards were granted during the three months ended January 31, 2026.

Consulting Agreement – Chief Financial Officer

The Company’s prior independent contractor agreement with its Chief Financial Officer expired on December 31, 2025. Effective January 1, 2026, the Company entered into a new independent contractor agreement under which he receives a monthly fee of $15,000 for his services, along with reimbursement of pre-approved expenses incurred in connection with such services upon presentation of reasonably acceptable invoices and receipts.

Consulting Agreement – Stanford Eschner

On August 1, 2025, the Company entered into a consulting agreement with Mr. Stanford Eschner following his resignation as Vice Chairman and director. Under the agreement, Mr. Eschner receives a monthly fee of $4,167 and a one-time grant of 15,000 shares of common stock. For the three months ended January 31, 2026, the Company recognized consulting fees of $8,334, with no unrecognized compensation cost remaining as of January 31, 2026.

Loan to Trio Canada

On April 4, 2025, the Company entered into a Loan and Note Purchase Agreement with Trio Petroleum Canada Corp, issuing a three-year promissory note in the principal amount of $1,131,000 bearing interest at 12% per annum. As of October 31, 2025, $700,665 of the loan proceeds had been utilized, and the remaining unused portion was $430,335.

During the period ended January 31, 2026, the Company paid $54,613 in cash and $104,227 in equity consideration for payment in the Capital Lands asset acquisition; the Company also issued $748,649 in equity consideration for payment in the Novacor asset acquisition. As of January 31, 2026, the outstanding principal balance of the Subsidiary Loan was $477,154.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be subject to claims and legal proceedings arising in the ordinary course of business. Management currently believes that any potential liabilities arising from such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. As of January 31, 2026, the Company was not involved in any material pending legal proceedings.

Unproved Property Leases

South Salinas Project

The Company holds various leases related to unproved properties in the South Salinas Project. Two leases with the same lessor remain active:

●	Lease 1 (8,417 acres): The lease remains valid through continued operations and production at the HV-3A well.
●	Lease 2 (160 acres): Held by delay rental. The annual rental payment of $30 per acre for the period October 2025 through October 2026 was paid in advance, and the Company remains in compliance.

All additional South Salinas leases entered into during 2023 were abandoned during fiscal 2025 following an evaluation of economic and operational factors. No further obligations remain under the abandoned leases.

Proved Property Leases – Saskatchewan, Canada

In April 2025, the Company acquired oil and gas lease rights for four proved properties located in Saskatchewan, Canada. The leases total 320 net acres and are held by production. As of January 31, 2026, the Company remained in compliance with all lease terms. The Company made an additional lease payment of $4,100 during the three months ended January 31, 2026.

Board of Directors Compensation

Under a compensation plan approved on July 11, 2022, non-employee directors are entitled to an annual cash retainer of $50,000, plus an additional $10,000 per Board committee served. Payments are made quarterly in arrears. For the three months ended January 31, 2026 and 2025, the Company recognized director compensation expense of $75,840 and $59,167, respectively.

Agreements with Advisors

The Company previously entered into placement agent agreements with Spartan Capital Securities, LLC (“Spartan”) in connection with its IPO and subsequent private placements. Under these agreements, Spartan received cash fees and warrants to purchase common stock. All warrants issued to Spartan remain outstanding as of January 31, 2026. No new placement agent agreements were entered into, and no additional fees or warrants were incurred or issued during the three months ended January 31, 2026.

NOTE 8 – NOTES PAYABLE

As of January 31, 2026, the Company had one outstanding note payable related to the August 2025 Financing described below. All other notes disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025 were fully repaid, converted, or otherwise extinguished prior to the current reporting period.

The following table summarizes notes payable as of January 31, 2026 and October 31, 2025:

	As of January 31, 2026	As of October 31, 2025
Promissory notes, net of discounts	$167,879	$467,179
Total Notes payable	$167,879	$467,179

August 2025 Financing

On August 15, 2025, the Company closed a private placement pursuant to which it issued three unsecured convertible promissory notes (the “Notes”) to institutional investors in an aggregate principal amount of $1,200,000. The Notes included an original issue discount of $180,000 (15%), resulting in aggregate funding of $1,020,000. After payment of placement agent fees of $71,400 and legal fee reimbursements of $20,000, the Company received net proceeds of $928,600.

The Notes mature on February 15, 2026 and may be prepaid at any time without penalty. The Notes are convertible, at the option of the investors, into shares of the Company’s common stock at a conversion price equal to the lesser of:

●	$1.32, or
●	90% of the lowest daily VWAP during the five trading days prior to conversion,

subject to a floor price of $0.72, which may adjust under certain circumstances but not below $0.22.

The Notes also include provisions allowing the Company to require conversion under specified trading and registration conditions, subject to beneficial ownership limitations of 4.99% (or 9.99% if elected by the investor). The maximum number of shares issuable upon conversion is 1,679,127, representing 19.99% of the Company’s outstanding common stock as of the closing date.

Between September 12 and October 23, 2025, investors converted $575,000 of principal into 606,809 shares of common stock at conversion prices between $0.93 and $1.02 per share. The fair value of the shares issued exceeded the principal amounts settled, resulting in a recognized loss on conversion of $95,931, recorded in the consolidated statement of operations.

Following these conversions, the Notes had a remaining principal balance of $625,000 and a net carrying value of $467,179 as of October 31, 2025.

Between December 2, 2025 and January 14, 2026, investors converted $435,000 of principal into 598,492 shares of common stock at conversion prices between $0.72 and $0.75 per share. The fair value of the shares issued exceeded the principal amounts settled, resulting in a recognized loss on conversion of $71,503, which was recorded in the consolidated statement of operations. During the three months ended January 31, 2026, the Company recognized $135,700 of non-cash interest expense related to the amortization of debt discounts. As of January 31, 2026, the outstanding principal balance of the Notes was $190,000, and the net carrying value was $167,879.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue 160,000,000 shares, consisting of 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of January 31, 2026, the Company had 12,773,916 shares of common stock issued and outstanding; as of October 31, 2025, the Company had 9,047,658 shares of common stock issued and outstanding.

Consultant Issuances

On January 1, 2026, the Company issued 50,000 shares of common stock to a consultant as payment for services to be provided from January 1, 2026 through June 30, 2026. The shares were valued at $0.82 per share, resulting in total compensation of $40,950.

Because the shares were issued in advance of the service period, the Company is recognizing expense on a straight-line basis over the six-month term of the agreement. For the three months ended January 31, 2026, the Company recognized $7,014 of stock-based compensation expense, and the remaining $33,936 was recorded as prepaid consulting fees as of January 31, 2026.

Issuances to Executives and Directors

During the period ended January 31, 2026, the Company issued 1,587,500 shares of common stock to executives and directors. These shares related to awards that were granted and fully vested in the prior fiscal year, and for which all compensation expense had already been recognized as of October 31, 2025. No additional stock-based compensation expense was recorded during the three months ended January 31, 2026.

Debt Conversions

During the three months ended January 31, 2026, the Company issued 598,492 shares of common stock to investors upon conversion of principal under the August 2025 convertible promissory notes. The shares were issued at fair values between $0.72 and $0.75 per share, for a total value of $506,503.

The fair value of the shares issued exceeded the principal amounts settled, resulting in a loss on conversion of $71,503, recognized in the condensed consolidated statement of operations. See Note 10 – Subsequent Events for additional details.

Asset Acquisition Issuances

During the period ended January 31, 2026, the Company issued shares as equity consideration in connection with two asset acquisitions (see Note 5):

●	Capital Lands acquisition:

104,227 shares issued at a fair value of $1.00 per share, totaling $104,227.

●	December 2025 Novacor acquisition:

912,875 shares issued at a fair value of $0.82 per share, totaling $748,548.

These amounts were capitalized as unproved oil and gas properties

At-the-Market (“ATM”) Offering Program

During the three months ended January 31, 2026, the Company sold 473,164 shares of common stock under its at-the-market offering program, generating gross proceeds of approximately $395,000. Net proceeds after commissions and offering costs totaled $382,450. See Note 10 – Subsequent Events for additional details.

Stock-based Compensation – Restricted Shares

During the three months ended January 31, 2026, the Company recognized $84,872 of stock-based compensation expense related to restricted share awards that continue to vest over their respective service periods. These awards were granted in prior fiscal periods and vest based on continued service. As of January 31, 2026, unrecognized compensation cost related to these restricted share awards totaled $41,090, which will be recognized over the remaining vesting periods.

Warrants

A summary of the warrant activity during the three months ended January 31, 2026 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Life in Years	Intrinsic Value

Outstanding, November 1, 2025	171,994	$13.52	3.2	$16,600
Issued	-	-	-	-
Outstanding, January 31, 2026	171,994	$13.52	3.0	$10,532

Exercisable, January 31, 2026	171,994	$13.52	3.0	$10,532

A summary of the warrant activity during the three months ended January 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Life in Years	Intrinsic Value

Outstanding, November 1, 2024	191,994	$15.24	3.8	$47,160
Expired	(20,000)	30.00	-	-
Outstanding, January 31, 2025	171,994	$13.52	4.0	$31,200

Exercisable, January 31, 2025	171,994	$13.52	4.0	$31,200

A summary of outstanding and exercisable warrants as of January 31, 2026 is presented below:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$0.20	20,000	2.2	20,000
$66.00	5,000	2.2	5,000
$24.00	43,336	2.7	43,336
$26.40	4,167	2.7	4,167
$10.00	22,279	2.9	22,279
$11.00	2,750	2.9	2,750
$7.91	74,462	3.4	74,462
	171,994	3.0	171,994

Stock Options

A summary of option activity during the three months ended January 31, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2025	6,000	$10.46	2.8	$-
Issued	-	-	-	-
Outstanding, January 31, 2026	6,000	$10.46	2.5	$-

Exercisable, January 31, 2026	6,000	$10.46	2.5	$-

A summary of option activity during the three months ended January 31, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2024	6,000	$10.46	3.8	$-
Issued	-	-	-	-
Outstanding, January 31, 2025	6,000	$10.46	3.5	$-

Exercisable, January 31, 2025	6,000	$10.46	3.5	$-

A summary of outstanding and exercisable options as of January 31, 2026 is presented below:

Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$10.46	6,000	2.5	6,000
	6,000		6,000

NOTE 10 – SUBSEQUENT EVENTS

At the Market Offering

Subsequent to January 31, 2026, the Company continued to issue shares of its common stock under its At Market Issuance Sales Agreement with Ladenburg Thalmann & Co. Inc. Between February 1, 2026 and March 17, 2026, the Company sold an aggregate of 18,729,291 shares of common stock at a weighted-average price of $0.99 per share, for gross proceeds of approximately $18.6 million and net proceeds of approximately $18.1 million after deducting commissions and offering expenses. These sales were made pursuant to the Company’s existing shelf registration statement on Form S-3.

The Company may continue to offer and sell additional shares under the ATM program from time to time, subject to market conditions and the terms of the sales agreement.

August 2025 Convertible Note

Subsequent to January 31, 2026, the holders of the Company’s unsecured convertible promissory notes issued in August 2025 elected to convert the remaining outstanding principal balance of the notes into shares of the Company’s common stock. Between February 1, 2026 and the date these condensed consolidated financial statements were issued, the noteholders converted an aggregate of $195,000 of principal into 430,761 shares of common stock at conversion prices ranging from $0.40 to $0.45 per share.

The fair value of the common stock issued upon conversion exceeded the carrying amount of the debt settled, resulting in a loss on conversion of approximately $14,170. In addition, the principal amounts converted exceeded the principal balance recorded as outstanding by approximately $5,000. The Company recorded this excess as a loss on extinguishment in connection with the conversion.

No other subsequent events requiring recognition or disclosure were identified through the date these condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our Form 10-K for the year ended October 31, 2025, filed with the SEC on January 20, 2026 (“our Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those in this Quarterly Report on Form 10-Q, as well as the risk factors set forth in the section titled “Risk Factors” included in our Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Trio Petroleum Corp

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Risks, risk factors and uncertainties involved in forward-looking statements contained in this Form 10-Q include, but are not limited to, the following:

●	our ability to find, acquire or gain access to other properties, discoveries and prospects and to successfully develop our current properties, discoveries and prospects;
●	uncertainties inherent in making estimates of our oil and natural gas resources;
●	the successful implementation of our prospective discovery, development and drilling plans with the South Salinas Project;
●	projected and targeted capital expenditures and other costs, commitments and revenues;
●	our dependence on our key management personnel and our ability to attract and retain qualified technical personnel;
●	the ability to obtain financing and the terms under which such financing may be available;
●	the volatility of oil and natural gas prices;
●	the availability and cost of developing appropriate infrastructure around and transportation to our discoveries and prospects;
●	the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;
●	other competitive pressures;
●	potential liabilities inherent in oil and natural gas operations, including drilling risks and other operational and environmental hazards;
●	current and future government regulation of the oil and gas industry;
●	cost of compliance with laws and regulations;
●	changes in environmental, health and safety or climate change laws, greenhouse gas regulation or the implementation of those laws and regulations;
●	environmental liabilities;
●	geological, technical, drilling and processing problems;
●	military operations, terrorist acts, wars or embargoes;
●	the cost and availability of adequate insurance coverage;
●	our vulnerability to severe weather events; and
●	other risk factors discussed in the “Risk Factors” section of this Quarterly Report and in our Form 10-K.

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

Overview

We are a California-based oil and gas exploration and development company with operations in Monterey County, California, Uintah County, Utah, and the Lloydminster region of Saskatchewan, Canada. Our strategy continues to focus on acquiring and developing assets that provide near-term production, long-term development potential, and opportunities for value creation through targeted operational investment.

We began generating revenues in fiscal 2024 following the restart of production at the McCool Ranch Oil Field and expanded our revenue base in fiscal 2025 through the acquisition of producing heavy-oil assets in Saskatchewan. During the three months ended January 31, 2026, our operational activity continued to center on our Canadian properties, which represent our most significant near-term growth opportunity. We are progressing workover and optimization programs on the assets acquired from Novacor in April 2025 and December 2025, as well as the assets acquired from Capital Land in November 2025.

In California, we continue to advance permitting efforts for the South Salinas Project, including conditional use permits and water-disposal permits. We are also evaluating potential joint-venture arrangements to support development activities and continue to assess the feasibility of a carbon capture and storage initiative leveraging existing deep wells and infrastructure. At the P.R. Spring project in Utah, we continue to monitor production performance at the Asphalt Ridge wells to determine whether conditions under the existing non-binding Letter of Intent (LOI) with Heavy Sweet Oil LLC (“HSO”) may be satisfied.

In January 2026, we entered into an at-the-market offering agreement with Ladenburg Thalmann & Co. Inc., permitting the sale of up to $3,600,000 of common stock from time to time at our discretion, providing additional flexibility to access capital to support our development plans. We expect our Canadian operations to remain the primary driver of near-term production and revenue growth, while we continue to advance permitting, strategic evaluation, and potential carbon capture and storage (“CCS”) initiatives at South Salinas.

Recent Developments

Ladenburg ATM Agreement

On January 9, 2026, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) as agent, pursuant to which we may issue and sell shares of our common stock from time to time through Ladenburg (the “ATM Offering”). On January 9, 2026, we also filed a prospectus supplement with the SEC covering the sale of shares of common stock having an aggregate offering price of up to $3,600,000 (the “Placement Shares”), in connection with the ATM Offering. Upon delivery of a Placement Notice (as such term is defined in the ATM Agreement) and subject to the terms and conditions of the ATM Agreement, Ladenburg shall use its commercially reasonable efforts to sell the Placement Shares by (i) any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NYSE American or on any other existing trading market for the common stock and/or (ii) any other method permitted by law with our consent. The ATM Agreement provides that Ladenburg will be entitled to aggregate compensation for its services up to 3.0% of the gross proceeds from each sale of Placement Shares sold through Ladenburg under the ATM Agreement.

Subsequent to the period ended January 31, 2026, we filed amendments to the prospectus supplement related to the ATM Offering on March 3, 2026, March 4, 2026, March 5, 2026, and March 10, 2026 to increase the dollar amount of Placement Shares that may be offered pursuant to the ATM Offering by $3,292,000, $6,458,000, $4,000,000, and $1,641,000, respectively. We have sold an additional 18,729,291 shares of common stock for aggregate gross proceeds of $18,622,934 subsequent to the period ended January 31, 2026 and as of the date of this filing. Management believes the consequential subsequent cash raised provides a tremendous opportunity to accelerate the expansion of the Company's oil and gas assets both in Canada and the U.S. as the focus will seek to acquire assets generating more significant cash flow with high impact growth potential.

Capital Land Services Acquisition

On August 20, 2025, we, through our wholly owned subsidiary Trio Canada, entered into an Asset Purchase Agreement (“APA”) with Capital Land Services Ltd. (“Capital Land”). Pursuant to the APA, Trio Canada agreed to acquire certain mineral leasehold interests and related rights located in the County of Vermilion of River, Alberta, Canada, together with associated contracts, permits, and registrations (collectively, the “Assets”). The total purchase price consists of CAD $150,000 in cash and the issuance of restricted shares of our common stock having an aggregate value of CAD $150,000.

On November 3, 2025, the transactions contemplated under the APA were completed (the “Capital Land Acquisition”). At closing, Trio Canada paid Capital Land CAD $150,000 in cash and we issued 104,227 restricted shares of our common stock to Capital Land. In exchange, Trio Canada acquired the Assets, including certain wells that had been purchased out of receivership. Due to regulatory requirements of the Alberta Energy Regulator (“AER”), We arranged for all applicable licenses to be transferred to Novacor, an experienced operator with whom we have an existing commercial relationship. Novacor utilizes Capital Land as its AER agent. In consideration for Capital Land’s services as AER agent, we granted Capital Land a 1% gross overriding royalty with respect to the mineral rights, for as long as Capital Land continues to provide such services.

Asset Purchase Transaction with Novacor Exploration Ltd.

As of December 30, 2025, we entered into an Asset Purchase Agreement (the “December 2025 Novacor APA”) with Trio Canada, and Novacor, pursuant to which, subject to the terms and conditions set forth in the December 2025 Novacor APA, Trio Canada agreed to acquire certain assets of Novacor’s relating to Novacor’s oil and gas business, including certain contracts, leases and permits for working interests in petroleum and natural gas and mineral rights located in the Lloydminster, Saskatchewan heavy oil region in Canada (collectively, the “December 2025 Novacor Assets”), free and clear of any liens other than certain specified liabilities of Novacor that are being assumed (collectively, the “Liabilities” and such acquisition of the Assets and assumption of the Liabilities together, the “December 2025 Novacor Acquisition”) for a total purchase price of CAD $1,000,000 (US$730,300 based on the applicable exchange rate to U.S. Dollars). We issued to Seller 912,875 restricted shares of our common stock, subject to certain registration rights (the “Purchase Price”).

The December 2025 Novacor Acquisition was closed on December 30, 2025, simultaneously with the execution by us, Trio Canada and Novacor of the December 2025 Novacor APA and other transaction documents (the “Closing”). At the Closing, title to the December 2025 Novacor Assets was delivered to Trio Canada, and us, thereafter deliver the restricted shares to Novacor.

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

On December 30, 2025, we and Novacor executed and entered into a Registration Rights Agreement with respect to the restricted shares (the “RRA”). Pursuant to the provisions of the RRA, Novacor is entitled to certain “piggyback” registration rights, with respect to the Registrable Securities (as such term is defined in the RRA), providing Novacor with the right to include the Registrable Securities in a registration statement filed by us for the registration of our securities and/or the resale of shares of Common Stock by other of our stockholders (a “Piggyback Registration Statement”), subject to certain limitations and restrictions. In the event that the Registrable Securities are not included in a Piggyback Registration Statement filed by us with the Securities and Exchange Commission (“SEC”) on or before March 31, 2026, we are obligated to file a registration statement on or before March 31, 2026, to register the resale of the Registrable Securities, subject to certain limitations and restrictions. We have agreed to pay all fees relating to the registration of the Registrable Securities, except any broker or similar commissions payable by a holder of Registrable Securities.

Going Concern Considerations

We continue to incur operating losses and have not yet generated sufficient revenues to support our operations. As of January 31, 2026, we had an accumulated deficit of $28,368,441 and a working capital deficit of $901,484. For the three months ended January 31, 2026, we incurred a net loss of $1,012,629 and used $533,893 in cash for operating activities. Based solely on our financial position as of January 31, 2026, these factors raised substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these condensed consolidated financial statements.

Since inception, we have funded our operations primarily through equity and debt financings, including proceeds from common stock issuances, our April 2023 initial public offering, multiple convertible note financings, promissory notes, and sales under our at-the-market (“ATM”) offering programs. During the quarter ended January 31, 2026, we raised approximately $395,000 under our ATM program. Subsequent to January 31, 2026 and through the date of issuance of these financial statements, we raised additional gross proceeds of $18.6 million under the ATM program, for total gross proceeds of approximately $19.0 million raised under the ATM program as of the date of this filing.

These subsequent ATM proceeds significantly improved our liquidity position and are expected to be sufficient to fund our operating and capital requirements for at least twelve months from the date of issuance of these financial statements. Management evaluated whether these capital raises, together with the Company’s operating plans, alleviate the conditions that initially raised substantial doubt about the Company’s ability to continue as a going concern. Based on the additional capital raised after January 31, 2026 and prior to issuance of these financial statements, management concluded that its plans are probable of being effectively implemented and sufficient to address the Company’s liquidity needs for the twelve month period following issuance. Accordingly, while substantial doubt existed as of January 31, 2026, management’s plans have alleviated that substantial doubt.

Our condensed consolidated financial statements continue to be prepared on a going-concern basis and do not include any adjustments to the carrying amounts or classification of assets and liabilities that may result from future developments. Additional information regarding our going-concern assessment is provided in Note 3 to the condensed consolidated financial statements.

Factors and Trends Affecting Our Business and Results of Operations

Our results continue to be influenced by global economic conditions and volatility in commodity prices. Fluctuations in oil prices, geopolitical developments, and changes in regulatory environments can affect our cash flows and operating margins. We continue to focus on cost management and operational efficiency, particularly at our Canadian properties, where lift costs remain relatively low compared to our California assets.

Our near-term strategy remains centered on expanding production and development activities across our recently acquired Canadian assets, which we believe offer the most immediate potential for revenue growth. We are pursuing workover and optimization programs on the assets acquired from Novacor and Capital Land and evaluating additional opportunities to enhance production.

In connection with our most recent acquisition, we expect to begin recognizing revenue April 1 of next quarter in accordance with applicable accounting standards. The asset is already producing and is expected to approximately double our current production levels, providing near term cash flow and further supporting our strategy of scaling through disciplined, accretive acquisitions.

At the South Salinas Project, we continue to advance permitting efforts with Monterey County, CalGEM, and the California Water Boards. We are also evaluating potential joint-venture arrangements to support development activities and continue to assess the feasibility of a carbon capture and storage initiative leveraging existing deep wells and infrastructure. While the HV-3A well remains capable of production testing under existing permits, operations are currently idled as we evaluate potential steps to increase production rates and assess joint-venture opportunities.

At the P.R. Spring project, we continue to monitor production performance at the Asphalt Ridge wells. If sustained production targets are achieved, we may elect to proceed with a definitive agreement under the existing letter of intent; however, we are under no obligation to do so.

The additional capital raised through our ATM program represents a transformational step for the Company, enabling us to accelerate the pursuit of larger, higher impact oil and gas acquisitions over the coming quarters. With this strengthened balance sheet, we are now positioned to target projects in both Canada and the United States in the range of 350 to 1,000 barrels per day, significantly expanding our production profile and long term growth potential.

Our ability to execute our development plans and grow our business will depend in part on continued access to capital markets and our ability to secure financing on acceptable terms.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. These exemptions include reduced disclosure obligations regarding executive compensation, the omission of auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, and extended transition periods for adopting new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards applicable to public companies.

Results of Operations

Three Months Ended January 31, 2026 compared to the Three Months Ended January 31, 2025 (unaudited)

Our financial results for the three months ended January 31, 2026 and 2025 are summarized as follows:

	For the Three Months Ended January 31,
	2026	2025	Change	% Change
Revenues	$122,193	$10,819	$111,374	1,029.4%
Cost of goods sold	68,402	-	68,402	100.0%
Gross profit	53,791	10,819	42,972	397.2%

Operating expenses:
Exploration expense	$19,690	$24,721	$(5,031)	(20.4)%
General and administrative expense	751,824	711,546	40,278	5.7%
Stock-based compensation expense	84,872	490,314	(405,442)	(82.7)%
Accretion expense	1,797	695	1,102	158.6%
Total operating expenses	858,183	1,227,276	(369,093)	(30.1)%
Loss from Operations	(804,392)	(1,216,457)	412,065	(33.9)%

Other expenses, net:
Interest expense	136,734	318,366	(181,632)	(57.1)%
Loss on note conversion	71,503	80,702	(9,199)	(11.4)%
Total other expenses, net	208,237	399,068	(190,831)	(47.8)%
Loss before income taxes	(1,012,629)	(1,615,525)	602,896	(37.3)%
Income tax benefit	-	-	-	-
Net loss	$(1,012,629)	$(1,615,525)	$602,896	(37.3)%

Revenues, net

Revenues, net increased for the three months ended January 31, 2026 by approximately $111,374 as compared to the prior period. Revenues from the prior period were from the sale of approximately 180 barrels of oil produced from the HH-1 and the 35X wells located in the McCool Ranch oil field, and current revenues are from the sale of approximately 3,020 barrels of oil from our recently acquired assets in the Lloydminster, Saskatchewan region.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory, geological and geophysical costs, delay rentals, and exploratory overhead, and are expensed as incurred. Exploration expenses decreased by a nominal amount as compared to the prior year period due to reduced exploratory costs incurred during the period.

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

General and administrative expenses increased by $40,278 for the three months ended January 31, 2026. This change represents an increase of less than 6%, and was primarily attributable to normal period-to-period fluctuations in professional fees and personnel-related costs.

Stock-based compensation expense

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense decreased by approximately $0.4 million for the three months ended January 31, 2026 due to the amortization of approximately 62,500 more options in the prior three month period than in the current period.

Accretion expense

Accretion expense increased by $1,102 for the three months ended January 31, 2026 compared to the same period in the prior year. The increase is primarily due to the ARO liability recognized in December 2025 in connection with the acquisition of the Novacor oil and gas assets in Saskatchewan. AROs are recorded at fair value when incurred and subsequently accreted over the expected life of the related asset. As a result, the newly recorded Novacor ARO contributed incremental accretion expense during the current quarter.

Other expenses, net

For the three months ended January 31, 2026, other expenses, net decreased compared to the prior year period. The decrease was primarily attributable to a reduction in non-cash interest expense of approximately $0.2 million, driven by lower outstanding debt levels during the current period. Non-cash interest expense reflects the amortization of debt discounts associated with prior financings.

Liquidity and Capital Resources

Working Capital (Deficiency)

A comparison of our working capital deficiency is presented below:

	January 31, 2026	October 31, 2025
Current assets	$902,542	$1,070,988
Current liabilities	1,804,026	1,856,890
Working capital (deficiency)	$(901,484)	$(785,902)

Current assets decreased primarily due to a $0.2 million reduction in cash, reflecting the use of proceeds from the convertible note issued in the prior quarter. Current liabilities decreased overall, driven by a reduction of approximately $0.3 million in convertible notes, partially offset by a $0.2 million increase in accounts payable.

Subsequent to January 31, 2026, our liquidity position improved significantly as a result of additional capital raised through our ATM Offering. The gross proceeds received of approximately $18.6 million after quarter-end increased our cash balances and reduced our working capital deficiency, providing additional short-term liquidity to support ongoing operating activities and near-term obligations.

Cash Flows

Our cash flows for the three months ended January 31, 2026, in comparison to our cash flows for the three months ended January 31, 2025, can be summarized as follows:

	Three months ended January 31,
	2026	2025
Net cash used in operating activities	$(533,893)	$(920,485)
Net cash used in investing activities	5,472	(160,779)
Net cash provided by financing activities	382,519	2,756,520
Effect of foreign currency exchange	(51,607)	-
Net change in cash	$(197,509)	$1,675,256

Cash Flows from Operating Activities

Net cash used in operating activities was $533,893 for the three months ended January 31, 2026, compared to $920,485 for the three months ended January 31, 2025. The improvement in operating cash flows primarily reflects a smaller net loss in the current period and changes in non-cash items and working capital. Non-cash adjustments partially offset the impact of our net loss and included $135,700 of amortization of debt discounts, $84,872 of stock-based compensation, $40,950 of common shares issued for services, $71,503 related to the issuance of common shares in lieu of cash for debt payments and $1,797 of accretion expense. These non-cash items reduced the cash impact of our operating loss.

Working-capital changes also influenced operating cash flows. Accounts receivable decreased by $12,463, and accounts payable and accrued liabilities increased by $214,409, both of which provided cash. These favorable movements were partially offset by a $39,562 increase in prepaid expenses and other receivables and a $43,397 decrease in other liabilities, both of which used cash. Overall, the combination of a lower net loss, higher non-cash adjustments, and favorable changes in certain working-capital accounts resulted in lower cash used in operating activities compared to the prior-year period.

Cash Flows from Investing Activities

Net cash provided by investing activities was $5,472 for the three months ended January 31, 2026, compared to net cash used of $160,779 for the three months ended January 31, 2025. The change primarily reflects the timing of capital expenditures and operator settlements. During the current period, we paid $55,100 for oil and gas property additions, which was more than offset by a $60,572 decrease in amounts due to operators. In the prior-year period, investing cash outflows were driven by approximately $78,165 of capitalized oil and gas property costs and an $82,614 increase in amounts due to operators.

Cash Flows from Financing Activities

Net cash provided by financing activities was $382,519 for the three months ended January 31, 2026, compared to $2,756,520 for the three months ended January 31, 2025. The current-period financing inflows reflect proceeds from sales of common stock under our at-the-market offering program. In the prior-year period, financing activities included $3.5 million of ATM proceeds, partially offset by $524,796 of promissory note repayments and $194,332 of repayments of related-party notes payable.

Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have historically experienced liquidity constraints due to our limited ability to raise capital on acceptable terms and have relied on the issuance of equity and convertible promissory notes to support our operations. During the quarter ended January 31, 2026, we raised approximately $395,000 under our ATM program. Subsequent to January 31, 2026 and through the date of this filing, we raised additional gross proceeds of $18.6 million under the ATM program, resulting in total gross proceeds of approximately $19.0 million raised under the ATM program as of the date of this report.

These subsequent ATM proceeds significantly strengthened our capital resources by increasing our cash position and reducing our working capital deficit. Based on the additional capital raised after January 31, 2026 and management’s current operating plans, we believe our existing cash resources are sufficient to meet our working capital and capital expenditure needs for at least twelve months from the date of this report.

Future capital requirements will depend on a number of factors, including the timing of planned operational activities, the development and operation of wells, and potential acquisitions of additional properties. To the extent that existing capital and expected operating cash flows are not sufficient to fund future activities, we may seek additional financing through equity or debt offerings. There can be no assurance that such financing will be available on favorable terms or at all. Failure to obtain additional financing, if needed, could have a material adverse effect on our financial position, results of operations, and cash flows. See “Going Concern Considerations” above for additional information regarding our liquidity assessment.

Contractual Obligations and Commitments

Unproved Property Leases

South Salinas Project

We hold various leases related to unproved properties in the South Salinas Project. Two leases with the same lessor remain active:

●	Lease 1 (8,417 acres): The lease remains valid through continued operations and production at the HV-3A well.
●	Lease 2 (160 acres): Held by delay rental. The annual rental payment of $30 per acre for the period October 2025 through October 2026 was paid in advance, and we remain in compliance.

All additional South Salinas leases entered into during 2023 were abandoned during fiscal 2025 following an evaluation of economic and operational factors. No further obligations remain under the abandoned leases.

Proved Property Leases – Saskatchewan, Canada

In April 2025, the Company acquired oil and gas lease rights for four proved properties located in Saskatchewan, Canada. The leases total 320 net acres and are held by production. As of January 31, 2026, the Company remained in compliance with all lease terms. The Company made an additional lease payment of $4,100 during the three months ended January 31, 2026.

Board of Directors Compensation

Under a compensation plan approved on July 11, 2022, non-employee directors are entitled to an annual cash retainer of $50,000, plus an additional $10,000 per Board committee served. Payments are made quarterly in arrears. For the three months ended January 31, 2026 and 2025, we recognized director compensation expense of $75,840 and $59,167, respectively.

Agreements with Advisors

We previously entered into placement agent agreements with Spartan Capital Securities, LLC (“Spartan”) in connection with its IPO and subsequent private placements. Under these agreements, Spartan received cash fees and warrants to purchase common stock. All warrants issued to Spartan remain outstanding as of January 31, 2026. No new placement agent agreements were entered into, and no additional fees or warrants were incurred or issued during the three months ended January 31, 2026.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We base our estimates and assumptions on historical experience, current conditions, and other factors that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates. Our critical accounting policies and estimates are those that require significant judgment and are most important to the portrayal of our financial condition and results of operations.

The critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended October 31, 2025 continue to be our critical accounting policies for the three months ended January 31, 2026. There have been no material changes to these policies during the current interim period, except as noted below where updates relate to recent acquisitions or current-period activity. Additional information regarding these policies is included in “Note 2 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements.

Oil and Gas Assets and Exploration Costs – Successful Efforts

We continue to apply the successful efforts method of accounting for crude oil and natural gas properties. Exploration costs, including geological and geophysical costs, delay rentals, and exploratory overhead, are expensed as incurred. Costs associated with exploratory wells that indicate the potential for proved reserves are capitalized pending further evaluation. Management reviews the status of all suspended exploratory well costs each quarter to determine whether sufficient progress is being made toward assessing the existence of proved reserves.

During the three months ended January 31, 2026, we continued to evaluate the wells acquired in the April 2025 and December 2025 Novacor acquisitions and the November 2025 Capital Land acquisition. These wells remain in early production and evaluation stages, and we expect to update reserve estimates once additional production history is available. No material changes were made to our capitalization or evaluation policies during the current period.

Proved and Unproved Oil and Natural Gas Properties

Unproved oil and natural gas properties continue to be assessed for impairment on a property-by-property basis based on remaining lease terms, drilling results, and future development plans. As of January 31, 2026, our unproved properties remain in exploration or early evaluation stages, and no material impairments were recorded during the period.

Proved properties are subject to depreciation, depletion, and amortization (“DD&A”) using the unit-of-production method based on proved reserves. As of January 31, 2026, we continue to evaluate the reserve potential of our recently acquired Saskatchewan properties. Reserve values will be incorporated into our DD&A calculations once sufficient production history and engineering data are available. There were no material changes to our DD&A methodology during the quarter.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This includes proved oil and gas properties, support equipment, and other long-lived assets. The impairment assessment compares the carrying value of the asset group to estimated future undiscounted cash flows. If the carrying value exceeds those cash flows, the asset is written down to fair value.

During the three months ended January 31, 2026, we monitored commodity prices, production trends, and operating results for indicators of impairment. No triggering events were identified that required an impairment charge during the period. Our impairment methodology remains unchanged from that disclosed in our Form 10-K.

Asset Retirement Obligations

Our asset retirement obligations (“ARO”) represent the estimated future costs to plug and abandon wells and restore sites. ARO is initially recorded at fair value when incurred or acquired, with a corresponding increase to the carrying amount of the related asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the asset.

During the three months ended January 31, 2026, the Company recorded an initial ARO liability of approximately $124,201 (USD) in connection with the December 2025 acquisition of oil and gas assets from Novacor Exploration Ltd. The ARO was measured based on well-specific abandonment and reclamation cost estimates included in the independent Petrotech reserve and economics report, which was prepared in accordance with COGE Handbook standards and served as an input in the valuation basis for the acquired petroleum assets.

Management is continuing to evaluate certain assumptions related to the timing and method of abandonment activities for the Canadian wells. Any refinements to these assumptions will be reflected in future periods as changes in estimate under ASC 410. No revisions to the initial ARO estimate were recorded during the quarter, and accretion expense recognized during the period was immaterial.

Fair Value Measurements

We apply the fair value hierarchy under ASC 820 to measure certain assets and liabilities. Our financial instruments, including cash, payables, and short-term obligations, approximate fair value due to their short maturities.

During the three months ended January 31, 2026, the only fair value measurement performed related to the valuation of publicly traded common stock issued as consideration in connection with the December 2025 Novacor acquisition. Because the fair value of this equity consideration is based on quoted market prices for our common stock, this measurement is classified as a Level 1 fair value measurement.

We did not perform any Level 2 or Level 3 fair value measurements during the period, and no assets or liabilities were measured at fair value on a recurring basis.

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued during the three months ended January 31, 2026 that are expected to have a material impact on our condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended January 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings.

Item 1A. Risk Factors

There have been no other material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended October 31, 2025, which was filed with the SEC on January 20, 2026 (“2025 Annual Report”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our 2025 Annual Report, together with all of the other information in our 2025 Annual Report and in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as reported on Current Reports on Form 8-K filed by the Company during the quarterly period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: March 17, 2026

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 17, 2026

