Form 10-Q
period 2026-04-30
Trio Petroleum Corp
filed 2026-06-11
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2026

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

As of June 10, 2026, there were 44,267,674 shares of the registrant’s common stock outstanding.

TRIO PETROLEUM CORP

FORM 10-Q

For the Three and Six Months Ended April 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2026	October 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,098,186	$882,162
Prepaid expenses	252,998	128,856
Accounts receivable	107,016	59,970
Total current assets	22,458,200	1,070,988

Oil and gas properties - not subject to amortization	13,172,944	12,143,122
Property, plant and equipment	93,003	-
Total assets	$35,724,147	$13,214,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	832,423	1,305,997
Asset retirement obligations - current	15,039	2,778
Convertible notes, net of discounts	-	467,179
Due to operators	4,206	5,668
Other current liabilities	147,506	75,268
Total current liabilities	999,174	1,856,890

Long-term liabilities:
Asset retirement obligations, net of current portion	171,758	53,869
	171,758	53,869
Total liabilities	1,170,932	1,910,759

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at April 30, 2026 and October 31, 2025, respectively	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 41,187,954 and 9,047,658 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively	4,120	906
Stock subscription receivable	(10,010)	(10,010)
Additional paid-in capital	64,244,878	38,653,796
Accumulated other comprehensive income	50,024	14,471
Accumulated deficit	(29,735,797)	(27,355,812)
Total stockholders’ equity	34,553,215	11,303,351

Total liabilities and stockholders’ equity	$35,724,147	$13,214,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2026	2025	2026	2025

Revenues, net	$208,257	$23,271	$330,450	$34,090
Cost of goods sold	314,320	9,262	382,722	9,262
Gross profit	(106,063)	14,009	(52,272)	24,828

Operating expenses:
Exploration expense	28,426	11,161	48,116	35,882
General and administrative expense	1,225,302	755,481	1,977,126	1,467,027
Stock-based compensation expense	41,090	115,652	125,962	605,966
Accretion expense	3,766	694	5,563	1,389
Total operating expenses	1,298,584	882,988	2,156,767	2,110,264

Loss from operations	(1,404,647)	(868,979)	(2,209,039)	(2,085,436)

Other (income) expenses:
Interest expense	22,385	30,154	159,119	348,520
Loss on abandonment of oil and gas properties	-	574,419	-	574,419
(Gain) loss on extinguishment	(8,473)	90,200	(8,473)	90,200
Loss on conversion	13,014	-	84,517	80,702
Settlement income	(43,532)	-	(43,532)	-
Dividend income	(20,685)	-	(20,685)	-
Total other (income) expenses	(37,291)	694,773	170,946	1,093,841

Loss before income taxes	(1,367,356)	(1,563,752)	(2,379,985)	(3,179,277)
Provision for income taxes	-	-	-	-

Net loss	$(1,367,356)	$(1,563,752)	$(2,379,985)	$(3,179,277)

Basic and Diluted Net Loss per Common Share
Basic	$(0.05)	$(0.22)	$(0.12)	$(0.53)
Diluted	$(0.05)	$(0.22)	$(0.12)	$(0.53)

Weighted Average Number of Common Shares Outstanding
Basic	28,062,953	7,069,202	19,228,852	6,000,152
Diluted	28,062,953	7,069,202	19,228,852	6,000,152

Comprehensive loss:
Net loss	(1,367,356)	(1,563,752)	(2,379,985)	(3,179,277)
Foreign currency translation adjustment	701	34,846	35,553	34,846
Comprehensive loss	$(1,366,655)	$(1,528,906)	$(2,344,432)	$(3,144,431)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2026 AND 2025

			Stock		Accumulated
			Subscription	Additional	Other		Total
	Common Stock		Receivable/	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Payable	Capital	Income	Deficit	Equity

Balance at October 31, 2024	3,203,068	$320	$(10,010)	$29,125,917	$-	$(20,073,679)	$9,042,548
Issuance of common shares to executives and board members	210,000	21	-	(21)	-	-	-
Issuance of common shares in connection with an at-the-market offering program	2,951,169	295	-	3,475,353	-	-	3,475,648
Issuance of common shares in lieu of cash payments on promissory notes	340,419	34	-	299,535	-	-	299,569
Issuance of beneficial ownership round-up shares for participants	21,046	2	-	(2)	-	-	-
Stock-based compensation	-	-	-	490,314	-	-	490,314
Net loss	-	-	-	-	-	(1,615,525)	(1,615,525)
Balance at January 31, 2025	6,725,702	$672	$(10,010)	$33,391,096	$-	$(21,689,204)	$11,692,554
Issuance of common shares in connection with asset acquisition	526,536	53	-	747,628	-	-	747,681
Issuance of common shares in connection with Note Exchange Agreement	230,992	23	-	392,665	-	-	392,688
Issuance of common shares to a consultant	20,000	2	-	27,998	-	-	28,000
Reduction in shares due to option forfeitures	(4,375)	-	-	-	-	-	-
Stock-based compensation	-	-	-	115,652	-	-	115,652
Net loss	-	-	-	-	-	(1,563,752)	(1,563,752)
Other comprehensive income	-	-	-	-	34,846	-	34,846
Balance at April 30, 2025	7,498,855	$750	$(10,010)	$34,675,039	$34,846	$(23,252,956)	$11,447,669

Balance at October 31, 2025	9,047,658	$906	$(10,010)	$38,653,796	$14,471	$(27,355,812)	$11,303,351
Issuance of common shares in connection with an at-the-market offering program	473,164	47	-	382,472	-	-	382,519
Issuance of common shares in lieu of cash payments on promissory notes	598,492	60	-	506,443	-	-	506,503
Issuance of common share in connection with asset acquisition	1,017,102	102	-	852,774	-	-	852,876
Issuance of common shares to a consultant	50,000	5	-	40,945	-	-	40,950
Issuance of common shares to executives and board members	1,587,500	159	-	(159)	-	-	-
Stock-based compensation	-	-	-	84,872	-	-	84,872
Net loss	-	-	-	-	-	(1,012,629)	(1,012,629)
Other comprehensive income	-	-	-	-	34,852	-	34,852
Balance at January 31, 2026	12,773,916	$1,278	$(10,010)	$40,521,145	$49,323	$(28,368,441)	$12,193,295
Issuance of common shares in connection with an at-the-market offering program	27,539,843	2,754	-	23,095,490	-	-	23,098,244
Issuance of common shares in lieu of cash payments on promissory notes	428,046	43	-	207,971	-	-	208,014
Issuance of shares in settlement of accounts payable	446,149	45	-	379,182	-	-	379,227
Stock-based compensation	-	-	-	41,090	-	-	41,090
Net loss	-	-	-	-	-	(1,367,356)	(1,367,356)
Other comprehensive income	-	-	-	-	701	-	701
Balance at April 30, 2026	41,187,954	$4,120	$(10,010)	$64,244,878	$50,024	$(29,735,797)	$34,553,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended April 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,379,985)	$(3,179,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares for services	40,950	28,000
Accretion expense	5,563	1,389
Amortization of debt discounts	157,825	344,775
Stock-based compensation	125,962	605,966
Loss on issuance of common shares in lieu of cash for debt payments	84,517	80,702
Loss on abandonment of oil and gas properties	-	574,419
(Gain) loss on extinguishment of liabilities	(8,473)	90,200
Changes in operating assets and liabilities:
Accounts receivable	(52,146)	(31,571)
Prepaid expenses and other receivables	(116,835)	22,223
Accounts payable and accrued liabilities	(83,775)	98,368
Other liabilities	72,236	(295,663)
Net cash used in operating activities	(2,154,161)	(1,660,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for asset acquisition	(55,242)	(397,437)
Due to operators	(1,462)	(56,179)
Net cash provided by (used in) investing activities	(56,704)	(453,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under at-the-market offering program	23,480,763	3,475,648
Proceeds from issuance of convertible notes payable	-	606,000
Payment of debt issuance costs	-	(43,330)
Repayment of promissory notes	-	(588,636)
Repayment of notes payable - related party	-	(199,332)
Net cash provided by financing activities	23,480,763	3,250,350

Effect of foreign currency exchange	(53,874)	34,846

NET CHANGE IN CASH	21,216,024	1,171,111
Cash - Beginning of period	882,162	285,945
Cash - End of period	$22,098,186	$1,457,056

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of common stock upon vesting of RSUs	$159	$-
Issuance of shares to executives and directors	$-	$21
ARO liability recognized	$124,201	$-
Issuance of common shares for Capital Land asset acquisition	$104,227	$-
Issuance of common shares for Novacor asset acquisition	$748,649	$-
Issuance of common shares in settlement of accounts payable	$379,227	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIO PETROLEUM CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2026

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Company Overview

Trio Petroleum Corp (“Trio Petroleum,” the “Company,” or “TPET”) is a Delaware-incorporated oil and gas exploration and development company headquartered in Malibu, California. The Company focuses on acquiring, financing, and operating oil and gas projects in the United States and Canada. Its current portfolio includes the South Salinas Project in Monterey County, California, the PR Spring Project in Uintah County, Utah, and heavy-oil assets in the Lloydminster region of Saskatchewan, Canada.

Nature of Operations

The Company commenced revenue-generating operations in February 2024 at the McCool Ranch Oil Field in California. Operations at McCool Ranch were discontinued in May 2025, and all related leases were terminated. Revenues from the Company’s Saskatchewan assets, acquired through the Novacor transaction in April 2025, continued through the six months ended April 30, 2026. As of April 30, 2026, all producing wells were located in Saskatchewan.

Operational Focus

The Company continues to shift its operational emphasis toward jurisdictions with more favorable economic conditions, including Utah and Canada, while maintaining its interests in California. The South Salinas Project remains in evaluation status, and no proved reserves have been established as of April 30, 2026.

Canadian Operations and Recent Acquisitions

Trio Petroleum Canada Corp (“Trio Canada”), a wholly owned subsidiary formed in March 2025, holds the Company’s Canadian assets. During the first quarter of fiscal 2026, Trio Canada completed two additional acquisitions of oil and gas assets in Canada. On November 3, 2025, the Company acquired certain unproved petroleum and natural gas lease rights in Alberta for cash and common stock consideration. On December 30, 2025, the Company acquired additional oil and gas assets in the Lloydminster, Saskatchewan heavy oil region, with consideration paid in common stock. Both transactions are being accounted for as asset acquisitions under ASC 805-50, and the acquired assets have been recorded as unproved oil and gas properties.

Equity Offering

On January 9, 2026, the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), permitting the sale of shares of its common stock from time to time. During the six months ended April 30, 2026, the Company continued to utilize the ATM program and, through April 13, 2026, sold an aggregate of 28,013,007 shares of common stock for total gross proceeds of $24,207,304. Ladenburg is entitled to compensation of up to 3.0 percent of the gross proceeds from each sale. The Company intends to use the proceeds from the ATM program to fund ongoing operations, development activities, and general corporate purposes.

Emerging Growth Company

The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 and has elected to use the extended transition period for adopting new or revised accounting standards.

Subsequent Events

The Company evaluated subsequent events after April 30, 2026 through the date these condensed consolidated financial statements were issued. Subsequent to April 30, 2026, the Company (i) continued to sell shares of its common stock under its ATM Agreement with Ladenburg, raising additional gross proceeds of approximately $2,557,841, and filed Amendment No. 10 to the related prospectus supplement; (ii) held its annual meeting of stockholders, at which the stockholders approved an authorization to effect a reverse stock split and an increase in the number of shares reserved under the 2022 Equity Incentive Plan; and (iii) through its Compensation Committee, approved certain executive and director compensation actions, including one-time restricted share grants under the 2022 Equity Incentive Plan. These subsequent events are described in Note 10 – Subsequent Events. Other than as described herein and in Note 10, management did not identify any events requiring recognition or additional disclosure.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended October 31, 2025. The condensed consolidated financial statements include the accounts of Trio Petroleum Corp and its wholly owned subsidiary, Trio Petroleum Canada Corp, and all significant intercompany balances and transactions have been eliminated. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2026 are not necessarily indicative of results for the full fiscal year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Significant estimates include the evaluation of oil and natural gas properties, asset retirement obligations, the assessment of unproved properties, the valuation of equity-based transactions, and the determination of deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of April 30, 2026, cash and cash equivalents included $21,020,685 held in the Vanguard Treasury Money Market Fund (VUSXX), a government money market fund maintained at Oppenheimer & Co. The Vanguard Treasury Money Market Fund invests in U.S. Treasury obligations, maintains a stable net asset value of $1.00 per share, and provides daily liquidity. The Company’s bank deposit account balances may exceed federally insured limits. Dividend and interest income earned on cash and cash equivalents, including amounts earned on holdings in the Vanguard Treasury Money Market Fund, is recognized as earned and is included in other income (expense), net in the condensed consolidated statements of operations. During the three and six months ended April 30, 2026, the Company recognized dividend income of $20,685 from its money market fund holdings.

Concentration of Credit Risk

As of April 30, 2026, the Company maintained approximately $21,020,685 in the Vanguard Treasury Money Market Fund held at Oppenheimer & Co., Inc. The fund invests in U.S. Treasury obligations and is not subject to FDIC insurance. The Company’s bank deposit balances may exceed federally insured limits. The Company evaluates the creditworthiness of its financial institutions and the underlying investments of any money market funds in which it invests.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of April 30, 2026, the Company had cash of approximately $22,098,186 and working capital of approximately $21,459,026. The Company has incurred significant losses since inception and, as of April 30, 2026, had an accumulated deficit of approximately $29,735,797. The Company has also experienced negative cash flows from operations. These factors previously raised substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended April 30, 2026, the Company sold an aggregate of 28,013,007 shares of common stock under its ATM Agreement with Ladenburg for total gross proceeds of $24,207,304. Subsequent to April 30, 2026 and through the date of issuance of these condensed consolidated financial statements, the Company sold an additional 6,159,229 shares of common stock under the ATM Agreement for aggregate gross proceeds of $2,557,841. In addition, on May 6, 2026, the Company filed Amendment No. 10 to the prospectus supplement, reflecting that the Company is no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3 based on the Company’s public float having exceeded $75 million as of April 14, 2026. Following Amendment No. 10, the aggregate amount of shares available for sale under the ATM Agreement is $65,000,000. These capital raises and the expanded ATM capacity available going forward significantly improved the Company’s liquidity position and, together with management’s operating plans, are expected to be sufficient to fund the Company’s operating and capital requirements for at least twelve months from the date these condensed consolidated financial statements are issued.

Management evaluated whether the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated. Based on the additional capital raised during the six months ended April 30, 2026, the expanded ATM capacity available subsequent to the balance sheet date, and management’s operating plans, management concluded that its plans are probable of being effectively implemented and sufficient to address the Company’s liquidity needs for the twelve-month period following the issuance of these condensed consolidated financial statements. Accordingly, substantial doubt does not exist as of the date these condensed consolidated financial statements are issued.

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

Revenue for the three and six months ended April 30, 2026 was generated entirely from oil sales produced from the Company’s Saskatchewan properties. The following table presents revenue disaggregated by product type for the periods presented:

	Three Months Ended April 30, 2026	Three Months Ended April 30, 2025	Six Months Ended April 30, 2026	Six Months Ended April 30, 2025
Oil sales	$208,257	$23,271	$330,450	$34,090

Total revenue from customers	$208,257	$23,271	$330,450	$34,090

There were no contract assets, contract liabilities, or remaining performance obligations as of April 30, 2026 or October 31, 2025.

Significant concentrations of credit risk

The Company’s revenue is concentrated with a single customer who purchases crude oil produced from the Company’s Canadian operations. Changes in regional market conditions, commodity pricing, or regulatory environments in Saskatchewan could materially impact future revenues.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of April 30, 2026	As of October 31, 2025

Oil and gas properties – not subject to amortization	$13,172,944	$12,143,122
Accumulated impairment	—	—
Oil and gas properties – not subject to amortization, net	$13,172,944	$12,143,122

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

During the first quarter of fiscal 2026, the Company completed two asset acquisitions in Canada that were accounted for as asset acquisitions under ASC 805-50. On November 3, 2025, the Company acquired certain unproved petroleum and natural gas lease rights located in Alberta, Canada from Capital Land Services Ltd. Total consideration consisted of CAD $150,000 in cash and CAD $150,000 in common stock, measured at the fair value of the Company’s unrestricted common shares on the acquisition date in accordance with ASC 820 and SEC Staff Accounting Bulletin Topic 5.T. The acquired mineral lease was recorded as an unproved oil and gas property and is not subject to amortization. The agreement includes a contingent 1% gross overriding royalty; because the obligation was not probable or estimable at the acquisition date, no liability was recognized under ASC 450.

On December 30, 2025, the Company acquired additional oil and gas assets in the Lloydminster, Saskatchewan heavy oil region from Novacor Exploration Ltd. for total consideration of CAD $1,000,000, payable in restricted common shares. The number of shares issued was determined using the five-day volume-weighted average price prior to closing, translated into Canadian dollars using the Bank of Canada exchange rate. In accordance with ASC 820, the equity consideration was measured at the fair value of the Company’s unrestricted common stock on the acquisition date. The acquired assets include working interests in petroleum and natural gas rights, mineral leases, wells, surface rights, and related equipment. The assets were recorded as unproved oil and gas properties and are subject to periodic impairment evaluation. The Accounting Adjustment Date of April 1, 2026 governs settlement of pre- and post-closing revenues and expenses but does not affect the acquisition date for accounting purposes. The Seller will continue to act as operator until the Buyer satisfies regulatory requirements; this arrangement represents a service contract and does not affect the recognition or measurement of the acquired assets.

In connection with the Novacor acquisition, the Company recognized an initial asset retirement obligation of approximately CAD $169,125 (USD $124,201) related to the abandonment and reclamation of the acquired wells. The ARO was measured using abandonment cost estimates included in the independent Petrotech reserve and economics report, which was prepared in accordance with COGE Handbook standards and served as an input in the valuation of the acquired petroleum assets. No changes in estimate were recorded during the six months ended April 30, 2026.

As of April 30, 2026, all Canadian properties acquired during the period were classified as unproved oil and gas properties. No impairment indicators were identified during the six months ended April 30, 2026.

NOTE 6 – RELATED PARTY TRANSACTIONS

South Salinas Project – Related Party

Trio LLC operates the South Salinas Project on behalf of the Company under a Joint Operating Agreement. Trio LLC holds a 3.8% working interest in the project, and the Company holds an 85.775% working interest. The Company provides funds to Trio LLC to conduct development and operating activities, which are recorded as Advance to Operators or Due to Operators. As of April 30, 2026, the balance of Due to Operators was $4,206; as of October 31, 2025, the balance was $5,668.

McCool Ranch Oil Field Asset Purchase – Related Party

On May 27, 2025, the Company terminated the McCool Ranch Oil Field leases previously acquired from Trio LLC. All capitalized costs totaling $500,614 were written off during fiscal 2025. No additional activity occurred during the six months ended April 30, 2026.

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

As of October 31, 2025, the Company had $37,793 of unrecognized compensation cost related to these awards. During the three and six months ended April 30, 2026, the Company recognized $8,862 and $37,793 of stock-based compensation expense, with no unrecognized compensation cost remaining as of April 30, 2026. During the three and six months ended April 30, 2025, the Company recognized $39,488 and $75,767 of stock-based compensation expense, with $119,432 in unrecognized compensation cost remaining as of April 30, 2025.

Other Executive and Director RSUs

All other RSU awards previously granted to directors and executives were fully vested and fully expensed as of January 31, 2026. There were no new RSU grants, modifications or other related-party equity compensation arrangements during the three and six months ended April 30, 2026, and no other unrecognized compensation cost remained outstanding as of that date.

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

Consulting Agreement – Stanford Eschner

On August 1, 2025, the Company entered into a consulting agreement with Mr. Stanford Eschner following his resignation as Vice Chairman and director. Under the agreement, Mr. Eschner receives a monthly fee of $4,167 and a one-time grant of 15,000 shares of common stock. For the first quarter of fiscal 2026, the Company recognized consulting fees of $8,334, with no unrecognized compensation cost remaining as of January 31, 2026.

Loan to Trio Canada

On April 4, 2025, the Company entered into a Loan and Note Purchase Agreement with Trio Petroleum Canada Corp, issuing a three-year promissory note in the principal amount of $1,131,000 bearing interest at 12% per annum. As of October 31, 2025, $700,665 of the loan proceeds had been utilized, and the remaining unused portion was $430,335.

During the six months ended April 30, 2026, the Company paid $54,613 in cash and $104,227 in equity consideration for payment in the Capital Land asset acquisition; the Company also issued $748,649 in equity consideration for payment in the Novacor asset acquisition. As of April 30, 2026, the outstanding principal balance of the Subsidiary Loan was $661,049, which amount due is in addition to the outstanding principal due for the fully funded promissory note of $1,131,000.

Executive and Director Compensation – Subsequent Event

Subsequent to April 30, 2026, the Compensation Committee approved certain compensation actions for the Company’s Chief Executive Officer, Chief Financial Officer, and non-employee directors. These actions included an increase in the Chief Executive Officer’s base salary and bonus opportunity, a 15% increase in non-employee director cash compensation, and one-time restricted share grants to the officers and directors totaling 3,300,000 shares under the 2022 Equity Incentive Plan, in each case vesting upon issuance. These arrangements were approved after the balance sheet date, and no related amounts have been recognized in the condensed consolidated financial statements as of and for the periods ended April 30, 2026. See Note 10 – Subsequent Events for additional information.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Class Action Settlement Recovery

On February 20, 2026, the Company received approximately $43,532 representing its distribution from a class action settlement involving BF Borgers CPA PC (“Borgers”), the Company’s former independent registered public accounting firm. The settlement, captioned Electronic Servitor Publication Network V BF Borgers, Case No. 2024CV030771 (the “Settlement”), was administered by CPT Group, Inc. as the court-appointed settlement administrator. The Company’s recovery was determined by the settlement administrator based on the Company’s status as a class member, and the settlement amount is reportable on Internal Revenue Service Form 1099-MISC.

Borgers served as the Company’s independent registered public accounting firm and audited the Company’s consolidated financial statements for the fiscal years ended October 31, 2023 and October 31, 2022. The Audit Committee of the Board of Directors dismissed Borgers on May 6, 2024, as previously disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2024, following the Commission’s Rule 102(e) order entered against Borgers on May 3, 2024.

The settlement income is included in “Settlement income” within other income (expense), net in the condensed consolidated statements of operations for the three and six months ended April 30, 2026. The Company does not anticipate any further recovery from this matter, and no related receivable or contingent gain has been recorded.

Settlement of Legal Fees

In connection with the March 2026 settlement of legal fees described in Note 9 – Settlement of Legal Fees, the Company agreed to use commercially reasonable efforts to file a resale registration statement on Form S-3 within 20 days of the issuance date covering the 446,149 shares issued in the settlement, and to use commercially reasonable efforts to cause and maintain its effectiveness. On April 3, 2026, the Company filed a Registration Statement on Form S-3 (File No. 333-294870) registering the resale of these 446,149 shares together with 912,875 shares previously issued to Novacor Exploration Ltd. in the December 2025 Novacor Acquisition (see Note 5). The Registration Statement was declared effective on April 13, 2026. The Settlement Agreement does not provide for cash penalties or other transfers of consideration in the event of any failure to file or maintain effectiveness, and accordingly no liability has been recognized.

From time to time, the Company may be subject to claims and legal proceedings arising in the ordinary course of business. Management currently believes that any potential liabilities arising from such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. As of April 30, 2026, the Company was not involved in any material pending legal proceedings.

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

Property Leases Held by Production – Saskatchewan, Canada

In April 2025, the Company acquired oil and gas lease rights for four properties located in Saskatchewan, Canada. The leases total 320 net acres and are held by production. As of April 30, 2026, the Company remained in compliance with all lease terms. The Company made lease payments of $6,175 and $10,275 during the three and six months ended April 30, 2026, respectively.

Board of Directors Compensation

Under a compensation plan approved on July 11, 2022, non-employee directors are entitled to an annual cash retainer of $50,000, plus an additional $10,000 per Board committee served. Payments are made quarterly in arrears. For the three and six months ended April 30, 2026, the Company recognized director compensation expense of $67,506 and $143,346, respectively, and for the three and six months ended April 30, 2025, the Company recognized director compensation expense of $102,508 and $161,675, respectively.

Agreements with Advisors

Spartan Capital Securities, LLC

The Company previously entered into placement agent agreements with Spartan Capital Securities, LLC (“Spartan”) in connection with its IPO, subsequent private placements and its first ATM offering, which occurred in September 2024. Under these agreements, with respect to the IPO and subsequent private placements, Spartan received cash fees and warrants to purchase common stock, and cash fees only, with respect to the ATM offering. All warrants issued to Spartan remain outstanding as of April 30, 2026.

Ladenburg, Thalman & Co. Inc.

On January 9, 2026, the Company entered into an ATM Agreement with Ladenburg as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell shares of its common stock from time to time through the Sales Agent. The Company concurrently filed a prospectus supplement covering the sale of shares having an initial aggregate offering price of up to $3,600,000, under its existing shelf Registration Statement on Form S-3 (File No. 333-281813), which became effective on September 10, 2024. Sales, if any, are made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on or through the NYSE American.

Under the ATM Agreement, the Company designates the maximum number of shares and a minimum price for any sale and has no obligation to sell any shares. The Company or the Sales Agent may suspend or, upon written notice, terminate the ATM Agreement at any time in its sole discretion, and the ATM Agreement will automatically terminate upon the sale of all shares covered by the agreement. The Sales Agent is entitled to compensation of up to 3.0% of the gross proceeds from any shares sold under the ATM Agreement, and the Company has agreed to provide customary indemnification and contribution to the Sales Agent, including for liabilities under the Securities Act.

During the six months ended April 30, 2026, the Company sold an aggregate of 28,013,007 shares of common stock under the ATM Agreement for total gross proceeds of $24,207,304, with all such sales completed on or before April 13, 2026, resulting in net proceeds of $23,480,763 after Sales Agent commissions of approximately $726,219 (3.0% of gross proceeds) and other offering costs. As of April 30, 2026, the Company had sold substantially all of the shares then available under the prospectus supplement, as amended through April 10, 2026 to an aggregate offering amount of $24,208,000. Subsequent to April 30, 2026, on May 6, 2026, the Company filed Amendment No. 10 to the prospectus supplement reflecting that, based on the Company’s public float having exceeded $75 million as of April 14, 2026, the Company is no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3. Following Amendment No. 10, the aggregate amount of common stock available for sale under the ATM Agreement is $65,000,000. Through the date of this filing, the Company sold an additional 6,159,229 shares of common stock under the ATM Agreement for aggregate gross proceeds of $2,557,841.

NOTE 8 – NOTES PAYABLE

As of April 30, 2026, the Company had no outstanding notes payable. The remaining balance related to the August 2025 Financing was fully settled during the current quarter. All other notes disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025 were fully repaid, converted, or otherwise extinguished prior to the current reporting period.

The following table summarizes notes payable as of April 30, 2026 and October 31, 2025:

	As of April 30, 2026	As of October 31, 2025
Promissory notes, net of discounts	$-	$467,179
Total Notes payable	$-	$467,179

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

Between December 2, 2025 and February 13, 2026, investors converted $630,000 of principal under the Notes into 1,026,538 shares of common stock at conversion prices between $0.40 and $0.75 per share. The fair value of the shares issued exceeded the contract principal amounts converted, resulting in a recognized loss on conversion of approximately $84,517, which was recorded in the condensed consolidated statement of operations. In addition, the aggregate principal amounts converted exceeded the principal balance recorded as outstanding by approximately $5,000; the Company recognized this excess as a loss on extinguishment of liabilities in connection with the conversion. Loss on conversion and loss on extinguishment associated with the Notes are presented within “Loss on conversion” and “(Gain) loss on extinguishment,” respectively, in the condensed consolidated statements of operations. During the three and six months ended April 30, 2026, the Company recognized $22,125 and $157,825 of non-cash interest expense, respectively, related to the amortization of debt discounts. As of April 30, 2026, the outstanding principal balance of the Notes was zero.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue 160,000,000 shares, consisting of 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of April 30, 2026, the Company had 41,187,954 shares of common stock issued and outstanding; as of October 31, 2025, the Company had 9,047,658 shares of common stock issued and outstanding.

Consultant Issuances

On January 1, 2026, the Company issued 50,000 shares of common stock to a consultant as payment for services to be provided from January 1, 2026 through June 30, 2026. The shares were valued at $0.819 per share, resulting in total compensation of $40,950.

Because the shares were issued in advance of the service period, the Company is recognizing expense on a straight-line basis over the six-month term of the agreement. For the three and six months ended April 30, 2026, the Company recognized $20,136 and $27,149, respectively, of stock-based compensation expense, and the remaining $13,801 is recorded as prepaid consulting fees as of April 30, 2026.

Issuances to Executives and Directors

There were no issuances of common stock to executives or directors during the three and six months ended April 30, 2026. All shares issued to executives and directors during the prior quarter related to awards that were granted and fully vested in the prior fiscal year, and all associated compensation expense had been fully recognized as of January 31, 2026. No additional stock-based compensation expense was recorded during the current quarter.

Debt Conversions

During the three and six months ended April 30, 2026, the Company issued 428,046 and 1,026,538 shares of common stock, respectively, to investors upon conversion of principal under the August 2025 convertible promissory notes. The shares were issued at fair values between $0.40 and $0.75 per share, for total values of $208,014 and $714,517 for the three and six months ended April 30, 2026, respectively.

The fair value of the shares issued exceeded the principal amounts settled, resulting in losses on conversion for the three and six months ended April 30, 2026 of $13,014 and $84,517, respectively, which were recognized in the condensed consolidated statement of operations. In addition, principal amounts converted exceeded the principal balance recorded as outstanding by approximately $5,000 during the three months ended April 30, 2026, which the Company recognized as a loss on extinguishment of liabilities. See Note 8.

Asset Acquisition Issuances

During the six months ended April 30, 2026, the Company issued shares of common stock as consideration for asset acquisitions completed in the first quarter, as previously disclosed in the Company’s Form 10-Q for the period ended January 31, 2026. These issuances related to the Capital Lands acquisition and the December 2025 Novacor acquisition, and the associated amounts were capitalized as unproved oil and gas properties. There were no additional issuances of common stock for asset acquisitions during the three months ended April 30, 2026.

At-the-Market (“ATM”) Offering Program

During the three and six months ended April 30, 2026, the Company sold 27,539,843 and 28,013,007 shares, respectively, of common stock under its at-the-market offering program, generating gross proceeds of $23,812,711 and $24,207,304. Net proceeds after commissions and offering costs totaled $23,098,244 and $23,480,763, respectively.

Stock-based Compensation – Restricted Shares

During the three and six months ended April 30, 2026, the Company recognized $41,090 and $125,962 of stock-based compensation expense, respectively, related to restricted share awards that continue to vest over their respective service periods. During the three and six months ended April 30, 2025, the Company recognized $115,652 and $605,966 of stock-based compensation expense, respectively, related to restricted share awards that continue to vest over their respective service periods. These awards were granted in prior fiscal periods and vest based on continued service. As of April 30, 2026, no unrecognized compensation cost remained related to these restricted share awards.

Settlement of Legal Fees

On March 24, 2026, the Company entered into a Settlement Agreement and Release with McDermott Will & Schulte LLP (“McDermott”) to resolve outstanding legal fees totaling $392,700 for services previously rendered. Pursuant to the Settlement Agreement, the Company issued 446,149 restricted shares of its common stock in full settlement of the liability. The number of shares issued was determined under the Settlement Agreement based on the lower of (i) $1.00 per share or (ii) a 10% discount to the five-day average closing price of the Company’s common stock prior to the agreement date. This share-count formula governed the contractual settlement and did not determine the fair value of the shares for accounting purposes, which was measured separately as described below.

The Company accounted for the transaction as an extinguishment of a liability in accordance with ASC 405-20. The shares issued were measured at their fair value on the issuance date based on the closing price of the Company’s common stock on the NYSE American of $0.85 per share, or $379,227 in the aggregate. Of the total fair value, $45 was recorded as common stock at par value and $379,182 was recorded as additional paid-in capital. The difference between the $392,700 carrying amount of the extinguished liability and the $379,227 fair value of the shares issued resulted in a gain on extinguishment of liabilities of approximately $13,473. This gain is presented within the (Gain) loss on extinguishment line in the condensed statements of operations, net of a $5,000 loss on extinguishment recognized in connection with the convertible note conversions described in Note 8, for net other income of $8,473 for the three and six months ended April 30, 2026.

In connection with the settlement, the Company agreed to use commercially reasonable efforts to file a resale registration statement on Form S-3 covering the shares issued within 20 days following the issuance date. The Settlement Agreement does not provide for cash penalties or other transfers of consideration in the event of delays in filing or maintaining the effectiveness of the registration statement. Accordingly, no liability has been recorded for these registration obligations.

Warrants

A summary of the warrant activity during the six months ended April 30, 2026 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Life in Years	Intrinsic Value

Outstanding, November 1, 2025	171,994	$13.52	3.2	$16,600
Issued	-	-	-	-
Outstanding, April 30, 2026	171,994	$13.52	2.7	$6,620

Exercisable, April 30, 2026	171,994	$13.52	2.7	$6,620

A summary of the warrant activity during the six months ended April 30, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Life in Years	Intrinsic Value

Outstanding, November 1, 2024	191,994	$15.24	3.8	$47,160
Expired	(20,000)	30.00	-	-
Outstanding, April 30, 2025	171,994	$13.52	3.7	$20,000

Exercisable, April 30, 2025	171,994	$13.52	3.7	$20,000

A summary of outstanding and exercisable warrants as of April 30, 2026 is presented below:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$0.20	20,000	2.0	20,000
$66.00	5,000	2.0	5,000
$24.00	43,336	2.4	43,336
$26.40	4,167	2.4	4,167
$10.00	22,279	2.7	22,279
$11.00	2,750	2.7	2,750
$7.91	74,462	3.2	74,462
	171,994	2.7	171,994

Stock Options

A summary of option activity during the six months ended April 30, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2025	6,000	$10.46	2.8	$-
Issued	-	-	-	-
Outstanding, April 30, 2026	6,000	$10.46	2.3	$-

Exercisable, April 30, 2026	6,000	$10.46	2.3	$-

A summary of option activity during the six months ended April 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2024	6,000	$10.46	3.8	$-
Issued	-	-	-	-
Outstanding, April 30, 2025	6,000	$10.46	3.3	$-

Exercisable, April 30, 2025	6,000	$10.46	3.3	$-

A summary of outstanding and exercisable options as of April 30, 2026 is presented below:

Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$10.46	6,000	2.3	6,000
	6,000		6,000

NOTE 10 – SUBSEQUENT EVENTS

ATM Program

On May 6, 2026, the Company filed Amendment No. 10 to the prospectus supplement under its existing Registration Statement on Form S-3, reflecting that the Company is no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3. The Company’s aggregate market value of common stock held by non-affiliates had exceeded $75 million as of April 14, 2026, qualifying the Company to remove the I.B.6 sales limitations. Following Amendment No. 10, the aggregate amount of shares available for sale under the ATM Agreement is $65,000,000, and the maximum aggregate offering amount under the ATM Agreement was increased to $89,208,000 (inclusive of shares previously sold). Subsequent to April 30, 2026 and through the date these condensed consolidated financial statements were issued, the Company sold an aggregate of 6,159,229 shares of common stock under the ATM Agreement for aggregate gross proceeds of $2,557,841. As of June 10, 2026, 44,267,674 shares of common stock were issued and outstanding; the remaining 3,079,506 shares sold under the ATM Agreement settled on June 11, 2026 and were not included in shares outstanding as of June 10, 2026.

2026 Annual Stockholders Meeting

On May 21, 2026, the Company held its annual meeting of stockholders. The Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock, if deemed necessary by the Board of Directors, at a ratio of not less than one-for-two and not more than one-for-ten, with the exact ratio to be determined by the Board in its discretion. As of the date these condensed consolidated financial statements were issued, the Board had not determined a final ratio, and no reverse stock split had been effected; accordingly, no retroactive adjustment to share or per-share amounts has been reflected in these condensed consolidated financial statements. The Company’s stockholders also approved an amendment to the Company’s 2022 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 3,500,000 shares, from 2,952,383 shares to 6,452,383 shares.

Executive and Director Compensation Arrangements

On June 2, 2026, the Compensation Committee of the Board of Directors approved certain compensation actions for the Company’s executive officers and non-employee directors, including changes to the Chief Executive Officer’s compensation, one-time restricted share grants under the Company’s 2022 Equity Incentive Plan, and an increase in non-employee director cash compensation.

With respect to the Chief Executive Officer, the Compensation Committee approved (i) an increase in his annual base salary from $400,000 to $600,000, effective June 1, 2026; (ii) an increase in his maximum annual discretionary cash bonus from 100% to 200% of his annual base salary actually received in the applicable year; (iii) a one-time restricted share grant of 1,500,000 shares of common stock, vesting upon issuance; and (iv) a cash bonus of $300,000, payable on August 1, 2026.

With respect to the Chief Financial Officer, the Compensation Committee approved a one-time restricted share grant of 200,000 shares of common stock, vesting upon issuance.

The Compensation Committee also approved one-time restricted share grants to the Company’s non-employee directors, vesting upon issuance, totaling 1,600,000 shares (James Blake - 325,000 shares; William Hunter - 450,000 shares; Thomas Pernice - 500,000 shares; and John Randall - 325,000 shares), and a 15% increase in annual cash compensation for non-employee directors, increasing the annual retainer from $50,000 to $57,500 and committee service compensation from $10,000 to $11,500 per committee.

The restricted share grants described above, totaling 3,300,000 shares, were made under the Company’s 2022 Equity Incentive Plan and vest upon issuance. The associated stock-based compensation expense will be measured at the grant-date fair value and recognized in accordance with ASC 718. No amounts related to these arrangements have been recognized in the accompanying condensed consolidated financial statements as of and for the periods ended April 30, 2026.

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

We began generating revenues in fiscal 2024 following the restart of production at the McCool Ranch Oil Field and expanded our revenue base in fiscal 2025 through the acquisition of producing heavy-oil assets in Saskatchewan. During the six months ended April 30, 2026, our operational activity continued to center on our Canadian properties, which represent our most significant near-term growth opportunity. We are progressing workover and optimization programs on the assets acquired from Novacor in April 2025 and December 2025, as well as the assets acquired from Capital Land in November 2025.

In California, we continue to advance permitting efforts for the South Salinas Project, including conditional use permits and water-disposal permits. We are also evaluating potential joint-venture arrangements to support development activities and continue to assess the feasibility of a carbon capture and storage initiative leveraging existing deep wells and infrastructure. At the P.R. Spring project in Utah, we continue to monitor production performance at the Asphalt Ridge wells in connection with the non-binding Letter of Intent (“LOI”) with Heavy Sweet Oil LLC (“HSO”). In April 2026, we entered into a written extension with Heavy Sweet Oil LLC that extended the production-rate deadline under the LOI to May 15, 2028, or such later date as may be further extended by us.

In January 2026, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), permitting the initial sale of up to $3,600,000 of common stock from time to time at our discretion. During the six months ended April 30, 2026, we sold an aggregate of 28,013,007 shares of common stock under the ATM program for total gross proceeds of $24,207,304. As of April 14, 2026, our public float exceeded $75 million and we are no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3. On May 6, 2026, we filed Amendment No. 10 to the prospectus supplement to reflect the removal of the I.B.6 sales limitations, and the aggregate amount of shares available for sale under the ATM Agreement is $65,000,000. These proceeds and the expanded ATM capacity provide significant financial flexibility to support our development plans, including ongoing work in Canada and continued advancement of permitting and strategic initiatives at South Salinas.

Recent Developments

Ladenburg ATM Agreement

On January 9, 2026, we entered into an ATM Agreement with Ladenburg as agent, pursuant to which we may issue and sell shares of our common stock from time to time through Ladenburg. On the same date, we also filed a prospectus supplement with the SEC covering the sale of shares of common stock having an aggregate offering price of up to $3,600,000 (the “Placement Shares”), in connection with the ATM Offering. The ATM Agreement provides that Ladenburg will be entitled to aggregate compensation for its services up to 3.0% of the gross proceeds from each sale of Placement Shares sold through Ladenburg under the ATM Agreement.

During the second quarter of fiscal 2026, we filed a series of amendments to the prospectus supplement to update the number of shares eligible for sale under General Instruction I.B.6 of Form S-3. These amendments, filed on March 3, 2026, March 4, 2026, March 5, 2026, March 10, 2026, March 30, 2026, April 6, 2026, April 7, 2026, April 8, 2026, and April 10, 2026, progressively increased the maximum aggregate offering amount available under the ATM program to $24,208,000 as of April 10, 2026. During the six months ended April 30, 2026, we sold an aggregate of 28,013,007 shares of common stock under the ATM Agreement for total gross proceeds of $24,207,304, with all such sales completed on or before April 13, 2026.

As of April 14, 2026, the aggregate market value of our outstanding shares of common stock held by non-affiliates exceeded $75 million, calculated using the closing price of our common stock on March 3, 2026 (within the 60-day measurement period permitted under General Instruction I.B.6 of Form S-3). As a result, we are no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3. On May 6, 2026, we filed Amendment No. 10 to the prospectus supplement to reflect the removal of the I.B.6 sales limitations. Following the filing of Amendment No. 10, the aggregate amount of shares available for sale under the ATM Agreement is $65,000,000, and the maximum aggregate offering amount was increased to $89,208,000 (inclusive of shares previously sold).

Subsequent to April 30, 2026 and through the date of this filing, we sold an additional 6,159,229 shares of common stock for aggregate gross proceeds of $2,557,841. Management believes the expanded ATM capacity provides a significant opportunity to accelerate the expansion of the Company’s oil and gas assets in both Canada and the U.S., as we seek to acquire assets generating more significant cash flow with high-impact growth potential.

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

Asset Purchase Transaction with Novacor Exploration Ltd.

On December 30, 2025, we, through our wholly owned subsidiary Trio Canada, entered into an Asset Purchase Agreement with Novacor Exploration Ltd. (“Novacor”) to acquire certain oil and gas assets located in the Lloydminster, Saskatchewan heavy oil region of Canada (the “Novacor Acquisition”). The acquired assets include working interests in petroleum and natural gas leases, mineral rights, wells, surface rights, and related contracts, leases, and permits. Trio Canada also assumed certain specified liabilities of Novacor associated with the acquired assets.

The contractual purchase price was CAD $1,000,000 (approximately US$730,300 based on the exchange rate on the agreement date), payable through the issuance of 912,875 restricted shares of our common stock. The Novacor Acquisition closed simultaneously with the execution of the Asset Purchase Agreement on December 30, 2025. At closing, title to the acquired assets was transferred to Trio Canada, and we issued the 912,875 restricted shares to Novacor.

In accordance with ASC 820, we measured the equity consideration at its fair value of $748,649 based on the closing price of our common stock on the December 30, 2025 acquisition date. The difference between this GAAP fair value and the contractual CAD $1,000,000 (US$730,300) value reflects changes in our stock price between the agreement date and the closing date. See Note 5 to the condensed consolidated financial statements.

Under the Asset Purchase Agreement, Novacor will act as the on-site operator of the acquired assets following the closing and will perform certain post-closing work and services. For a period of two years following closing, operating costs are to be maintained at the levels detailed in the auditor’s report covering the eighteen months prior to closing, unless the parties mutually agree otherwise. After that two-year period, operating costs are to remain competitive with other operators in the area. Trio Canada may terminate Novacor’s post-closing role at any time upon 30 days’ prior written notice.

Although the Novacor Acquisition closed on December 30, 2025, the Asset Purchase Agreement provides for an Accounting Adjustment Date, or effective date, of April 1, 2026, as of which the revenues and expenses attributable to the acquired assets are apportioned between the parties. Novacor remains entitled to the revenues, and responsible for the expenses, from the ownership and operation of the acquired assets for periods prior to April 1, 2026, and the Company becomes entitled to such revenues, and responsible for such expenses, only from and after that date. Consistent with this arrangement, Novacor continues to act as the on-site operator of the assets following closing, as described above. Accordingly, the Company’s results of operations for the three and six months ended April 30, 2026 reflect revenue from these assets only to the extent that production on or after April 1, 2026 was sold during the period. Consistent with the Company’s revenue recognition policy under ASC 606, such revenue is recognized when control of the produced volumes transfers to the customer.

In connection with the closing, on December 30, 2025, we entered into a Registration Rights Agreement with Novacor (the “Registration Rights Agreement”) providing Novacor with “piggyback” registration rights with respect to the 912,875 shares (the “Registrable Securities”), subject to customary limitations and restrictions, requiring us to file a resale registration statement covering the Registrable Securities on or before March 31, 2026 if the Registrable Securities were not included in a piggyback registration statement filed by that date. On April 3, 2026, we filed a Registration Statement on Form S-3 (File No. 333-294870)  registering the resale of the Registrable Securities together with 446,149 shares previously issued to McDermott Will & Schulte LLP in the March 2026 settlement of legal fees described in Note 9 to the condensed consolidated financial statements. The Registration Statement was declared effective on April 13, 2026. We have agreed to pay all fees relating to the registration of the Registrable Securities, other than broker or similar commissions payable by a holder.

Extension of Letter of Intent with Heavy Sweet Oil

In May 2025, we entered into a non-binding Letter of Intent (“LOI”) with Heavy Sweet Oil LLC (“HSO”) regarding the potential acquisition of certain oil and gas assets located on approximately 2,000 acres in the P.R. Spring area of the Uinta Basin in Utah. The LOI required that, before the parties would proceed to definitive agreements, there be evidence of a minimum sustained production rate of 40 barrels per day for a continuous 30-day period from each of the two wells we operate at the nearby Asphalt Ridge site. The LOI provided that if this production requirement was not met by May 15, 2026, the LOI would expire unless extended by us.

As of April 20, 2026, the required production rate had not been achieved and was not expected to be achieved by the original deadline. As such, we and HSO entered into a written extension that extended the production-rate deadline to May 15, 2028, or such later date as may be further extended by us. All other terms of the LOI remain unchanged.

2026 Annual Meeting of Stockholders

On May 21, 2026, we held our annual meeting of stockholders. Our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock, if deemed necessary by our Board of Directors, at a ratio of not less than one-for-two and not more than one-for-ten, with the exact ratio to be determined by the Board in its sole discretion. As of the date of this filing, our Board had not determined a final ratio and no reverse stock split had been effected. Accordingly, the share and per-share amounts presented in this Quarterly Report have not been retroactively adjusted for the proposed reverse stock split. A reverse stock split, if implemented, would become effective upon the filing of a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware.

Our stockholders also approved an amendment to our 2022 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 3,500,000 shares, from 2,952,383 shares to 6,452,383 shares. In addition, our stockholders elected Robin Ross as a Class III director for a three-year term and ratified the appointment of Bush & Associates CPA LLC as our independent registered public accounting firm for the fiscal year ending October 31, 2026.

Executive and Director Compensation Arrangements

On June 2, 2026, the Compensation Committee of our Board of Directors approved certain compensation actions for our executive officers and non-employee directors, including changes to our Chief Executive Officer’s compensation, one-time restricted share grants under our 2022 Equity Incentive Plan, and an increase in non-employee director cash compensation. With respect to our Chief Executive Officer, the Compensation Committee approved (i) an increase in his annual base salary from $400,000 to $600,000, effective June 1, 2026; (ii) an increase in his maximum annual discretionary cash bonus from 100% to 200% of his annual base salary actually received in the applicable year; (iii) a one-time restricted share grant of 1,500,000 shares of our common stock, vesting upon issuance; and (iv) a cash bonus of $300,000, payable on August 1, 2026. With respect to our Chief Financial Officer, the Compensation Committee approved a one-time restricted share grant of 200,000 shares of our common stock, vesting upon issuance; no changes were made to his base salary or bonus arrangements. The Compensation Committee also approved one-time restricted share grants to our non-employee directors, vesting upon issuance, totaling 1,600,000 shares, and a 15% increase in annual cash compensation for non-employee directors, increasing the annual retainer from $50,000 to $57,500 and committee service compensation from $10,000 to $11,500 per committee. The restricted share grants described above, totaling 3,300,000 shares, were made under our 2022 Equity Incentive Plan and vest upon issuance. Because these awards vest upon issuance, we expect to recognize a significant stock-based compensation charge, measured at the grant-date fair value in accordance with ASC 718, during the third quarter of fiscal 2026.

Going Concern Considerations

We continue to incur operating losses and have not yet generated sufficient revenues to support our operations. As of April 30, 2026, we had an accumulated deficit of $29,735,797 and a working capital of $21,459,026. For the three and six months ended April 30, 2026, we incurred net losses of $1,367,356 and $2,379,985, respectively, and used $2,154,161 of cash in operating activities. Our auditors, in their report accompanying our audited financial statements as of October 31, 2025, provided that our financial situation raised substantial doubt about our ability to continue as a going concern. As a result of our having raised gross proceeds of $24,207,304, during the six months ended April 30, 2026, pursuant to the sale of an aggregate of 28,013,007 shares of common stock under the ATM Agreement, management no longer believes that there is a substantial doubt about our ability to continue as a going concern following the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Since inception, we have funded our operations primarily through equity and debt financings, including proceeds from common stock issuances, our April 2023 initial public offering, multiple convertible note financings, promissory notes, and sales under ATM offering programs. During the six months ended April 30, 2026, we sold an aggregate of 28,013,007 shares of common stock under the ATM program for total gross proceeds of $24,207,304. Subsequent to April 30, 2026 and through the date of issuance of these condensed consolidated financial statements, we raised an additional $2,557,841 in gross proceeds under the ATM program. On May 6, 2026, we filed Amendment No. 10 to the prospectus supplement reflecting that, based on the Company’s public float having exceeded $75 million as of April 14, 2026, the Company is no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3. Following Amendment No. 10, the aggregate amount of shares available for sale under the ATM Agreement is $65,000,000.

These capital raises significantly improved our liquidity position and are expected to be sufficient to fund our operating and capital requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Management evaluated whether these capital raises, together with our operating plans, alleviate the conditions that initially raised substantial doubt about our ability to continue as a going concern. Based on the additional capital raised during and subsequent to the six months ended April 30, 2026, management concluded that its plans are probable of being effectively implemented and sufficient to address the Company’s liquidity needs for the twelve month period following issuance. Accordingly, while substantial doubt previously existed, the raising of additional capital under the ATM Agreement and management’s plans have alleviated that substantial doubt as of the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Our condensed consolidated financial statements continue to be prepared on a going-concern basis and do not include any adjustments to the carrying amounts or classification of assets and liabilities that may result from future developments. Additional information regarding our going-concern assessment is provided in Note 3 to the condensed consolidated financial statements, which are included in this Quarterly Report on Form 10-Q.

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

In connection with our December 2025 acquisition of additional oil and gas assets in the Lloydminster, Saskatchewan heavy oil region from Novacor Exploration Ltd., we are recognizing revenue from these assets in accordance with applicable accounting standards. The assets are already producing and, based on management’s current expectations, are anticipated to materially expand our production levels, providing near-term cash flow and further supporting our strategy of scaling through disciplined, accretive acquisitions.

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

At the P.R. Spring project, we continue to monitor production performance at the Asphalt Ridge wells. In April 2026, we entered into a written extension with HSO that extended the production-rate deadline under the existing non-binding LOI to May 15, 2028, or such later date as may be further extended by us. We will continue to evaluate whether future production results support proceeding to definitive agreements, although we remain under no obligation to do so.

The additional capital raised through our ATM program represents a transformational step for the Company, enabling us to accelerate the pursuit of larger, higher impact oil and gas acquisitions over the coming quarters. During the six months ended April 30, 2026, we sold an aggregate of 28,013,007 shares of common stock under the ATM program for total gross proceeds of $24,207,304, with additional proceeds of $2,557,841 raised subsequent to quarter-end. Subsequent to April 30, 2026, on May 6, 2026, we filed Amendment No. 10 to the prospectus supplement under our existing Registration Statement on Form S-3 reflecting that, based on the Company’s public float having exceeded $75 million as of April 14, 2026, the Company is no longer subject to the sales limitations of General Instruction I.B.6 of Form S-3. Following Amendment No. 10, the aggregate amount of shares available for sale under the ATM Agreement is $65,000,000. This expanded capital capacity enhances our ability to target projects in both Canada and the United States in the range of 350 to 1,000 barrels per day, significantly expanding our production profile and long-term growth potential.

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

Results of Operations

Three Months Ended April 30, 2026 compared to the Three Months Ended April 30, 2025 (unaudited)

Our financial results for the three months ended April 30, 2026 and 2025 are summarized as follows:

	For the Three Months Ended April 30,
	2026	2025	Change	% Change
Revenues, net	$208,257	$23,271	$184,986	794.9%
Cost of goods sold	314,320	9,262	305,058	3,293.7%
Gross profit	(106,063)	14,009	(120,072)	(857.1)%

Operating expenses:
Exploration expense	$28,426	$11,161	$17,265	154.7%
General and administrative expense	1,225,302	755,481	469,821	62.2%
Stock-based compensation expense	41,090	115,652	(74,562)	(64.5)%
Accretion expense	3,766	694	3,072	442.7%
Total operating expenses	1,298,584	882,988	415,596	47.1%
Loss from Operations	(1,404,647)	(868,979)	(535,668)	61.6%

Other (income) expenses, net:
Interest expense	22,385	30,154	(7,769)	(25.8)%
Loss on abandonment of oil and gas properties	-	574,419	(574,419)	(100.0)%
(Gain) loss on extinguishment	(8,473)	90,200	(98,673)	(109.4)%
Loss on note conversion	13,014	-	13,014	100.0%
Settlement income	(43,532)	-	(43,532)	100.0%
Dividend income	(20,685)	-	(20,685)	100.0%
Total other (income) expenses, net	(37,291)	694,773	(732,064)	(105.4)%
Loss before income taxes	(1,367,356)	(1,563,752)	196,396	(12.6)%
Provision for income taxes	-	-	-	-
Net loss	$(1,367,356)	$(1,563,752)	$196,396	(12.6)%

Revenues, net

Revenues, net increased for the three months ended April 30, 2026 by approximately $184,986, or 794.9%, compared to the same period in the prior year. Revenues from the prior period were from the sale of approximately 550 barrels of oil produced from our recently acquired assets in the Lloydminster, Saskatchewan region, and current revenues reflect an increase solely from sales from the same Lloydminster, Saskatchewan region to approximately 3,337 barrels of oil.

Cost of goods sold

Cost of goods sold consists primarily of lease operating expenses, including well workover, servicing, repair and maintenance costs, and other field operating and production costs associated with our oil and gas properties. Cost of goods sold increased by $305,058, or 3,293.7%, for the three months ended April 30, 2026, compared to the same period in the prior year, reflecting the substantial expansion of our operations in the Lloydminster, Saskatchewan region following our recent acquisitions. The increase, however, was disproportionate to the increase in revenues. During the three months ended April 30, 2026, we incurred significant well workover and remediation costs on a number of wells that produced minimal or no revenue during the period. As a result, we reported a gross loss of $106,063 for the three months ended April 30, 2026, compared to gross profit of $14,009 in the prior year period. These workover activities are intended to restore or enhance production from the affected wells in future periods.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory, geological and geophysical costs, delay rentals, and exploratory overhead, and are expensed as incurred. Exploration expenses increased by $17,265, or 154.7%, compared to the same period in the prior year due to increased geological and geophysical (“G&G”) costs and delay rentals incurred during the three months ended April 30, 2026.

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

General and administrative expenses increased by $469,821 for the three months ended April 30, 2026, compared to the same period in the prior year. This change represents an increase of 62.2% and was primarily attributable to increases, during the three months ended April 30, 2026, in (i) consulting fees of approximately $80,000, (ii) salaries and bonus expense of $175,000 (iii) legal fees of approximately $175,000, and (iv) franchise taxes   paid of $160,000, offset by decreases in director fees and accounting fees of approximately $40,000 and $90,000, respectively.

Stock-based compensation expense

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense decreased by approximately $74,562, or 64.5%, for the three months ended April 30, 2026, compared to the same period in the prior year, due to the amortization of approximately 42,000 more options in the three month period, during the prior year, than in the three months ended April 30, 2026.

Accretion expense

Accretion expense increased by $3,072, or 442.7%, for the three months ended April 30, 2026, compared to the same period in the prior year. The increase is primarily due to the ARO liability recognized in December 2025 in connection with the acquisition of the Novacor oil and gas assets in Saskatchewan. AROs are recorded at fair value when incurred and subsequently accreted over the expected life of the related asset. As a result, the newly recorded Novacor ARO contributed incremental accretion expense during the three months ended April 30, 2026.

Other (income) expenses, net

Other (income) expenses, net was net income of $37,291 for the three months ended April 30, 2026, compared to net expense of $694,773 in the prior year period, for a favorable change of $732,064. The components of this change were as follows.

Interest expense decreased by $7,769, or 25.8%, to $22,385, primarily due to lower outstanding debt balances during the current period.

Loss on abandonment of oil and gas properties decreased by $574,419, reflecting the absence in the current period of a charge recorded in the prior year in connection with the abandonment of certain oil and gas properties.

We recognized a net gain on extinguishment of liabilities of $8,473 in the current period, compared to a $90,200 loss in the prior year, primarily reflecting the March 2026 settlement of past-due legal fees with McDermott Will & Schulte LLP through the issuance of 446,149 restricted shares of common stock.

We recognized a $13,014 loss on conversion of our August 2025 convertible promissory notes during the current period, with no comparable charge in the prior year.

Settlement income of $43,532 represents our distribution from a class action settlement involving BF Borgers CPA PC, our former independent registered public accounting firm, with no comparable amount in the prior year.

Dividend income of $20,685 was earned on our holdings in the Vanguard Treasury Money Market Fund, established during the second quarter of fiscal 2026, with no comparable amount in the prior year.

Six Months Ended April 30, 2026 compared to the Six Months Ended April 30, 2025 (unaudited)

Our financial results for the six months ended April 30, 2026 and 2025 are summarized as follows:

	For the Six Months Ended April 30,
	2026	2025	Change	% Change
Revenues, net	$330,450	$34,090	$296,360	869.3%
Cost of goods sold	382,722	9,262	373,460	4,032.2%
Gross profit	(52,272)	24,828	(77,100)	(310.5)%

Operating expenses:
Exploration expense	$48,116	$35,882	$12,234	34.1%
General and administrative expense	1,977,126	1,467,027	510,099	34.8%
Stock-based compensation expense	125,962	605,966	(480,004)	(79.2)%
Accretion expense	5,563	1,389	4,174	300.5%
Total operating expenses	2,156,767	2,110,264	46,503	2.2%
Loss from Operations	(2,209,039)	(2,085,436)	(123,603)	5.9%

Other expenses, net:
Interest expense	159,119	348,520	(189,401)	(54.3)%
Loss on abandonment of oil and gas properties	-	574,419	(574,419)	(100.0)%
(Gain) loss on extinguishment	(8,473)	90,200	(98,673)	(109.4)%
Loss on note conversion	84,517	80,702	3,815	4.7%
Settlement income	(43,532)	-	(43,532)	100.0%
Dividend income	(20,685)	-	(20,685)	100.0%
Total other expenses, net	170,946	1,093,841	(922,895)	(84.4)%
Loss before income taxes	(2,379,985)	(3,179,277)	799,292	(25.1)%
Provision for income taxes	-	-	-	-
Net loss	$(2,379,985)	$(3,179,277)	$799,292	(25.1)%

Revenues, net

Revenues, net increased for the six months ended April 30, 2026 by approximately $296,360 as compared to the prior period. Revenues from the prior period were from the sale of (i) approximately 200 barrels of oil from our McCool Ranch location and (ii) approximately 550 barrels of oil produced from our recently acquired oil and gas assets in the Lloydminster, Saskatchewan region, and current revenues are from the sale of approximately 6,357 barrels of oil from the Lloydminster, Saskatchewan region.

Cost of goods Sold

Cost of goods sold increased by $373,460, or 4,032.2%, for the six months ended April 30, 2026, compared to the same period in the prior year, reflecting the significant expansion of our operations in the Lloydminster, Saskatchewan region following our recent acquisitions. Consistent with the three-month period, the increase was driven not only by higher production volumes but also by substantial well workover and remediation costs, concentrated in the second quarter of fiscal 2026, incurred on wells that generated minimal or no revenue during the period. As a result, we reported a gross loss of $52,272 for the six months ended April 30, 2026, compared to gross profit of $24,828 in the prior year period.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory, geological and geophysical costs, delay rentals, and exploratory overhead, and are expensed as incurred. Exploration expenses increased as compared to the prior year period due to increased geological and geophysical (“G&G”) costs and delay rentals incurred during the period.

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

General and administrative expenses increased by $510,099 for the six months ended April 30, 2026. This increase is primarily due to increases, during the six months ended April 30, 2026, in (i) legal fees of $200,000, (ii) consulting fees of $75,000, (iii) bonus expense of $155,000, (iv) franchise taxes paid of $160,000 and (v) filing fees of $75,000, offset by a decrease in salaries and wage expense of approximately $110,000.

Stock-based compensation expense

We record stock-based compensation expenses for costs associated with options and restricted shares granted in connection with the Plan, as well as for shares issued as payment for services. Stock-based compensation expense decreased by approximately $480,004 for the six months ended April 30, 2026 due to the amortization of approximately 104,000 more options in the prior six month period than in the current period.

Accretion expense

Accretion expense increased by $4,174 for the six months ended April 30, 2026 compared to the same period in the prior year. The increase is primarily due to the ARO liability recognized in December 2025 in connection with the acquisition of the Novacor oil and gas assets in Saskatchewan. AROs are recorded at fair value when incurred and subsequently accreted over the expected life of the related asset. As a result, the newly recorded Novacor ARO contributed incremental accretion expense during the current quarter.

Other expenses, net

Other expenses, net was $170,946 for the six months ended April 30, 2026, compared to $1,093,841 in the prior year period, for a favorable change of $922,895. The components of this change were as follows.

Interest expense decreased by $189,401, or 54.3%, to $159,119, primarily due to lower outstanding debt balances during the current period.

Loss on abandonment of oil and gas properties decreased by $574,419, reflecting the absence in the current period of a charge recorded in the prior year in connection with the abandonment of certain oil and gas properties.

We recognized a net gain on extinguishment of liabilities of $8,473 in the current period, compared to a $90,200 loss in the prior year, primarily reflecting the March 2026 settlement of past-due legal fees with McDermott Will & Schulte LLP through the issuance of 446,149 restricted shares of common stock.

Loss on conversion of our August 2025 convertible promissory notes increased by $3,815, to $84,517 from $80,702.

Settlement income of $43,532 represents our distribution from a class action settlement involving BF Borgers CPA PC, our former independent registered public accounting firm, with no comparable amount in the prior year.

Dividend income of $20,685 was earned on our holdings in the Vanguard Treasury Money Market Fund, established during the second quarter of fiscal 2026, with no comparable amount in the prior year.

Liquidity and Capital Resources

Working Capital

A comparison of our working capital is presented below:

	April 30, 2026	October 31, 2025
Current assets	$22,458,200	$1,070,988
Current liabilities	999,174	1,856,890
Working capital	$21,459,026	$(785,902)

Our working capital position improved significantly as of April 30, 2026 compared to October 31, 2025. The improvement was primarily driven by the additional capital raised under our ATM offering program during the six months ended April 30, 2026, which strengthened our cash position and reduced our reliance on short-term liabilities. As a result, we moved from a working capital deficiency at October 31, 2025 to a positive working capital position at April 30, 2026. We expect that our enhanced liquidity, together with our current operating plans, will support our near-term development activities and ongoing operations.

Current assets increased primarily due to a $21.2 million increase in cash, reflecting the proceeds from our ATM offering. Current liabilities decreased by $0.9 million, driven by a reduction of approximately $0.5 million in convertible notes and $0.5 million in accounts payable and accrued liabilities, partially offset by a $0.1 million increase in other current liabilities.

Cash Flows

Our cash flows for the six months ended April 30, 2026, in comparison to our cash flows for the six months ended April 30, 2025, can be summarized as follows:

	Six months ended April 30,
	2026	2025
Net cash used in operating activities	$(2,154,161)	$(1,660,469)
Net cash used in investing activities	(56,704)	(453,616)
Net cash provided by financing activities	23,480,763	3,250,350
Effect of foreign currency exchange	(53,874)	34,846
Net change in cash	$21,216,024	$1,171,111

Cash Flows from Operating Activities

Net cash used in operating activities was $2,154,161 for the six months ended April 30, 2026, compared to $1,660,469 for the six months ended April 30, 2025, an increase of $493,692. Although our net loss decreased by $799,292 period over period, the prior year net loss included substantially higher non-cash charges that did not recur at the same level in the current period. As a result, the prior year reflected larger non-cash add-backs, and net cash used in operating activities increased in the current period even though our net loss was lower.

Non-cash adjustments partially offset the impact of our net loss and included $157,825 of amortization of debt discounts, $125,962 of stock-based compensation, $40,950 of common shares issued for services, $84,517 related to a loss on the issuance of common shares in lieu of cash for debt payments and $5,563 of accretion expense, partially offset by an $8,473 gain on extinguishment of liabilities. In total, non-cash adjustments declined by $1,319,107 from the prior year period, driven primarily by a $574,419 loss on abandonment of oil and gas properties recognized in the prior year with no comparable charge in the current period, a $480,004 decrease in stock-based compensation and a $186,950 decrease in amortization of debt discounts.

Working-capital changes also influenced operating cash flows. During the six months ended April 30, 2026, an increase of $72,235 in other liabilities provided cash. This favorable movement was partially offset by a $52,146 increase in accounts receivable, a $116,835 increase in prepaid expenses and other receivables and an $83,775 decrease in accounts payable and accrued liabilities, all of which used cash. On a net basis, working capital changes used $180,521 of cash in the current period, comparable to $206,643 used in the prior year period. Overall, while our net loss decreased and working capital movements were modestly favorable period over period, the significantly lower level of non-cash adjustments more than offset these factors, resulting in higher cash used in operating activities for the six months ended April 30, 2026, compared to the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities was $56,704 for the six months ended April 30, 2026, compared to net cash used of $453,616 for the six months ended April 30, 2025. The change primarily reflects the timing of capital expenditures and operator settlements. During the six months ended April 30, 2026, we paid $55,242 for oil and gas property additions, which was nominally offset by a $1,462 decrease in amounts due to operators. During the six months ended April 30, 2025, investing cash outflows were driven by approximately $0.4 million for assets acquired at the Lloydminster, Saskatchewan properties.

Cash Flows from Financing Activities

Net cash provided by financing activities was $23,480,763 for the six months ended April 30, 2026, compared to $3,250,350 for the six months ended April 30, 2025. The financing inflows for the six months ended April 30, 2026, reflect proceeds from sales of common stock under the ATM program. During the six months ended April 30, 2025, cash provided by financing activities was primarily attributable to (i) proceeds of approximately $3.5 million from the issuance of common shares in connection with the Company’s prior ATM facility and (ii) proceeds from the issuance of convertible debt of approximately $0.6 million, offset by repayments of related party debt and promissory notes of approximately $0.2 million and $0.6 million, respectively.

Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have historically experienced liquidity constraints due to our limited ability to raise capital on acceptable terms and have relied on the issuance of equity and convertible promissory notes and sales under our ATM offering programs to support our operations. During the six months ended April 30, 2026, we sold an aggregate of 28,013,007 shares of common stock under the ATM program for total gross proceeds of $24,207,304, with all such sales completed on or before April 13, 2026. Subsequent to April 30, 2026 and through the date of issuance of these condensed consolidated financial statements, we raised additional gross proceeds of $2,557,841 under the ATM program. On May 6, 2026, we filed Amendment No. 10 to the prospectus supplement reflecting that, based on the Company’s public float having exceeded $75 million as of April 14, 2026, the Company is no longer subject to the baby shelf sales limitations under General Instruction I.B.6 of Form S-3. Following Amendment No. 10, the aggregate amount of shares available for sale under the ATM Agreement is $65,000,000.

These capital raises significantly strengthened our capital resources by improving our cash position and eliminating our working capital deficit. Based on the additional capital raised during and subsequent to the six months ended April 30, 2026, together with management’s current operating plans, we believe that our existing cash resources are sufficient to meet our working capital and capital expenditure requirements for at least twelve months following the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Future capital requirements will depend on a number of factors, including the timing and scope of planned operational activities, the development and operation of wells, and potential acquisitions of additional oil and gas properties. To the extent that existing capital and expected operating cash flows are not sufficient to fund future activities, we may seek additional financing through equity or debt offerings, including continued sales under the expanded ATM program. There can be no assurance that such financing will be available on favorable terms or at all. Failure to obtain additional financing, if needed, could have a material adverse effect on our financial position, results of operations, and cash flows. See “Going Concern Considerations” above for additional information regarding our liquidity assessment.

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

Property Leases Held by Production – Saskatchewan, Canada

In April 2025, we acquired oil and gas lease rights for four proved properties located in Saskatchewan, Canada. The leases total 320 net acres and are held by production. As of April 30, 2026, we remained in compliance with all lease terms. We made lease payments of $6,175 and $10,275 during the three and six months ended April 30, 2026, respectively.

Board of Directors Compensation

Under a compensation plan approved on July 11, 2022, non-employee directors are entitled to an annual cash retainer of $50,000, plus an additional $10,000 per Board committee served. Payments are made quarterly in arrears. For the three and six months ended April 30, 2026, we recognized director compensation expense of $67,506 and $143,346, respectively, and for the three and six months ended April 30, 2025, we recognized director compensation expense of $102,508 and $161,675, respectively.

Agreements with Advisors

Spartan Capital Securities, LLC

We previously entered into placement agent agreements with Spartan Capital Securities, LLC (“Spartan”) in connection with our IPO, subsequent private placements and our first ATM offering, which occurred in September 2024. Under these agreements, with respect to the IPO and subsequent private placements, Spartan received cash fees and warrants to purchase common stock, and cash fees only, with respect to the ATM offering. All warrants issued to Spartan remain outstanding as of April 30, 2026.

Ladenburg, Thalman & Co. Inc.

On January 9, 2026, we entered into an ATM Agreement with Ladenburg as sales agent (the “Sales Agent”), pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. We concurrently filed a prospectus supplement covering the sale of shares having an initial aggregate offering price of up to $3,600,000, under our existing shelf Registration Statement on Form S-3 (File No. 333-281813), which became effective on September 10, 2024. Sales, if any, are made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on or through the NYSE American.

Under the ATM Agreement, we designate the maximum number of shares and a minimum price for any sale and have no obligation to sell any shares. We or the Sales Agent may suspend or, upon written notice, terminate the ATM Agreement at any time in its sole discretion, and the ATM Agreement will automatically terminate upon the sale of all shares covered by the agreement. The Sales Agent is entitled to compensation of up to 3.0% of the gross proceeds from any shares sold under the ATM Agreement, and we have agreed to provide customary indemnification and contribution to the Sales Agent, including for liabilities under the Securities Act.

During the six months ended April 30, 2026, we sold an aggregate of 28,013,007 shares of common stock under the ATM Agreement for total gross proceeds of $24,207,304, with all such sales completed on or before April 13, 2026, resulting in net proceeds of $23,480,763 after Sales Agent commissions of approximately $726,219 (3.0% of gross proceeds) and other offering costs. As of April 30, 2026, we had sold substantially all of the shares then available under the prospectus supplement, as amended through April 10, 2026 to an aggregate offering amount of $24,208,000. Subsequent to April 30, 2026, on May 6, 2026, we filed Amendment No. 10 to the prospectus supplement reflecting that, based on our public float having exceeded $75 million as of April 14, 2026, we are no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3. Following Amendment No. 10, the aggregate amount of common stock available for sale under the ATM Agreement is $65,000,000. Through the date of this filing, we sold an additional 6,159,229 shares of common stock under the ATM Agreement for aggregate gross proceeds of $2,557,841.

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

The critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended October 31, 2025 continue to be our critical accounting policies for the six months ended April 30, 2026. There have been no material changes to these policies during the current interim period, except as noted below where updates relate to recent acquisitions or current-period activity. Additional information regarding these policies is included in “Note 2 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements.

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

During the six months ended April 30, 2026, we continued to evaluate the wells acquired in the April 2025 and December 2025 Novacor acquisitions and the November 2025 Capital Land acquisition. These wells remain in early production and evaluation stages, and we expect to update reserve estimates once additional production history is available. No material changes were made to our capitalization or evaluation policies during the current period.

Proved and Unproved Oil and Natural Gas Properties

Unproved oil and natural gas properties continue to be assessed for impairment on a property-by-property basis based on remaining lease terms, drilling results, and future development plans. As of April 30, 2026, our unproved properties remain in exploration or early evaluation stages, and no material impairments were recorded during the period.

Proved properties are subject to depreciation, depletion, and amortization (“DD&A”) using the unit-of-production method based on proved reserves. As of April 30, 2026, we continue to evaluate the reserve potential of our recently acquired Saskatchewan properties. Reserve values will be incorporated into our DD&A calculations once sufficient production history and engineering data are available. There were no material changes to our DD&A methodology during the quarter.

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

During the six months ended April 30, 2026, we monitored commodity prices, production trends, and operating results for indicators of impairment. No triggering events were identified that required an impairment charge during the period. Our impairment methodology remains unchanged from that disclosed in our Form 10-K.

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

During the first quarter of fiscal 2026, the Company recorded an initial ARO liability of approximately $124,201 (USD) in connection with the December 2025 acquisition of oil and gas assets from Novacor Exploration Ltd. The ARO was measured based on well-specific abandonment and reclamation cost estimates included in the independent Petrotech reserve and economics report, which was prepared in accordance with COGE Handbook standards and served as an input in the valuation basis for the acquired petroleum assets.

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

During the first half of fiscal 2026, the only fair value measurement performed related to the valuation of publicly traded common stock issued as consideration in connection with the December 2025 Novacor acquisition. Because the fair value of this equity consideration is based on quoted market prices for our common stock, this measurement is classified as a Level 1 fair value measurement.

We did not perform any Level 2 or Level 3 fair value measurements during the period, and no assets or liabilities were measured at fair value on a recurring basis.

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued during the six months ended April 30, 2026 that are expected to have a material impact on our condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter ended April 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities during the three months ended April 30, 2026, which have not previously been reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended April 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: June 11, 2026

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: June 11, 2026

