Form 10-Q
period 2026-07-31
Trio Petroleum Corp
filed 2026-09-09
CIK 1898766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-41643

TRIO PETROLEUM CORP

(Exact name of Registrant as specified in its charter)

Delaware	87-1968201
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Park Place 621 NW 53rd Street, Suite 125
Boca Raton, FL	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 273-2271

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TPET	NYSE American LLC

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

As of September 8, 2026, there were 5,323,907 shares of the registrant’s common stock outstanding (see “Special Note Regarding August 2026 Reverse Stock Split”).

TRIO PETROLEUM CORP

FORM 10-Q

For the Three and Nine Months Ended July 31, 2026

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING AUGUST 2026 REVERSE STOCK SPLIT

On August 28, 2026, the Company effected a one-for-nine reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). Unless otherwise indicated, all share and per-share amounts in this Quarterly Report on Form 10-Q, including the unaudited condensed consolidated financial statements and the accompanying notes, have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. The Reverse Stock Split did not change the number of authorized shares of common stock or preferred stock or the par value of $0.0001 per share for such securities. No fractional shares were issued in connection with the Reverse Stock Split; stockholders who would otherwise have been entitled to a fractional share received a cash payment based upon cash-in-lieu rate of $1.8819 per share in lieu of that fractional share. Accordingly, the common stock line item in the October 31, 2025 comparative balance sheet has been retroactively adjusted from $906 to $101 to reflect the reverse stock split.

Item 1. Financial Statements

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,292,784	$882,162
Prepaid expenses	228,062	128,856
Accounts receivable	157,392	59,970
Total current assets	24,678,238	1,070,988

Oil and gas properties - not subject to amortization	13,137,358	12,143,122
Property, plant and equipment	84,821	-
Total assets	$37,900,417	$13,214,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,055,957	1,305,997
Asset retirement obligations - current	14,990	2,778
Convertible notes, net of discounts	-	467,179
Due to operators	21,620	5,668
Other current liabilities	108,117	75,268
Total current liabilities	1,200,684	1,856,890

Long-term liabilities:
Asset retirement obligations, net of current portion	210,602	53,869
	210,602	53,869
Total liabilities	1,411,286	1,910,759

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding at July 31, 2026 and October 31, 2025, respectively	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 5,323,926 and 1,005,295 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	532	101
Stock subscription receivable	-	(10,010)
Additional paid-in capital	68,077,879	38,654,601
Accumulated other comprehensive income	13,047	14,471
Accumulated deficit	(31,602,327)	(27,355,812)
Total stockholders’ equity	36,489,131	11,303,351

Total liabilities and stockholders’ equity	$37,900,417	$13,214,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2026	2025	2026	2025

Revenues, net	$348,581	$192,395	$679,031	$226,485
Cost of goods sold	240,428	98,489	623,150	107,751
Gross profit	108,153	93,906	55,881	118,734

Operating expenses:
Exploration expense	37,214	(266)	85,330	35,616
General and administrative expense	922,944	671,741	2,795,174	2,138,768
Stock-based compensation expense	1,254,000	96,762	1,379,962	702,728
Accretion expense	4,694	695	10,257	2,084
Total operating expenses	2,218,852	768,932	4,270,723	2,879,196

Loss from operations	(2,110,699)	(675,026)	(4,214,842)	(2,760,462)

Other (income) expenses:
Interest expense	2,119	147,552	161,238	496,072
Loss on abandonment of oil and gas properties	-	37,344	-	611,763
(Gain) loss on extinguishment of liabilities	-	-	(8,473)	90,200
Loss on conversion	-	535,620	84,517	616,322
Settlement income	-	-	(43,532)	-
Dividend income	(182,883)	-	(203,568)	-
Loss (gain) on foreign currency transactions	41,491	(8,819)	41,491	(8,819)
Total other (income) expenses	(139,273)	711,697	31,673	1,805,538

Loss before income taxes	(1,971,426)	(1,386,723)	(4,246,515)	(4,566,000)
Provision for income taxes	-	-	-	-

Net loss	$(1,971,426)	$(1,386,723)	$(4,246,515)	$(4,566,000)

Basic and Diluted Net Loss per Common Share
Basic	$(0.39)	$(1.57)	$(1.36)	$(6.17)
Diluted	$(0.39)	$(1.57)	$(1.36)	$(6.17)

Weighted Average Number of Common Shares Outstanding
Basic	5,051,085	885,912	3,118,731	740,563
Diluted	5,051,085	885,912	3,118,731	740,563

Comprehensive loss:
Net loss	(1,971,426)	(1,386,723)	(4,246,515)	(4,566,000)
Foreign currency translation adjustment	(36,977)	(4,326)	(1,424)	30,520
Comprehensive loss	$(2,008,403)	$(1,391,049)	$(4,247,939)	$(4,535,480)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2026 AND 2025

(unaudited)

			Stock		Accumulated
			Subscription	Additional	Other		Total
	Common Stock		Receivable/	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Payable	Capital	Income	Deficit	Equity

Balance at October 31, 2024	355,896	$36	$(10,010)	$29,126,201	$-	$(20,073,679)	$9,042,548
Issuance of common shares to executives and board members	23,333	2	-	(2)	-	-	-
Issuance of common shares in connection with an at-the-market offering program	327,909	33	-	3,475,615	-	-	3,475,648
Issuance of common shares in lieu of cash payments on promissory notes	37,824	4	-	299,565	-	-	299,569
Issuance of beneficial ownership round-up shares for participants	2,338	-	-	-	-	-	-
Stock-based compensation	-	-	-	490,314	-	-	490,314
Net loss	-	-	-	-	-	(1,615,525)	(1,615,525)
Balance at January 31, 2025	747,300	$75	$(10,010)	$33,391,693	$-	$(21,689,204)	$11,692,554
Issuance of common shares in connection with asset acquisition	58,504	5	-	747,676	-	-	747,681
Issuance of common shares in connection with Note Exchange Agreement	25,666	3	-	392,685	-	-	392,688
Issuance of common shares to a consultant	2,222	-	-	28,000	-	-	28,000
Reduction in shares due to option forfeitures	(486)	-	-	-	-	-	-
Stock-based compensation	-	-	-	115,652	-	-	115,652
Net loss	-	-	-	-	-	(1,563,752)	(1,563,752)
Other comprehensive income	-	-	-	-	34,846	-	34,846
Balance at April 30, 2025	833,206	$83	$(10,010)	$34,675,706	$34,846	$(23,252,956)	$11,447,669
Issuance of common shares in lieu of cash payments on promissory notes	100,109	10	-	1,268,890	-	-	1,268,900
Stock-based compensation	-	-	-	96,762	-	-	96,762
Net loss	-	-	-	-	-	(1,386,723)	(1,386,723)
Other comprehensive income	-	-	-	-	(4,326)	-	(4,326)
Balance at July 31, 2025	933,315	$93	$(10,010)	$36,041,358	$30,520	$(24,639,679)	$11,422,282

Balance at October 31, 2025	1,005,295	$101	$(10,010)	$38,654,601	$14,471	$(27,355,812)	$11,303,351
Issuance of common shares in connection with an at-the-market offering program	52,574	4	-	382,516	-	-	382,520
Issuance of common shares in lieu of cash payments on promissory notes	66,499	7	-	506,496	-	-	506,503
Issuance of common share in connection with asset acquisition	113,011	11	-	852,865	-	-	852,876
Issuance of common shares to a consultant	5,556	1	-	40,949	-	-	40,950
Issuance of common shares to executives and board members	176,389	18	-	(18)	-	-	-
Stock-based compensation	-	-	-	84,872	-	-	84,872
Equity Issuance Costs	-	-	-	(10,000)	-	-	(10,000)
Net loss	-	-	-	-	-	(1,012,629)	(1,012,629)
Other comprehensive income	-	-	-	-	34,852	-	34,852
Balance at January 31, 2026	1,419,324	$142	$(10,010)	$40,512,281	$49,323	$(28,368,441)	$12,183,295
Issuance of common shares in connection with an at-the-market offering program	3,059,982	306	-	23,097,938	-	-	23,098,244
Issuance of common shares in lieu of cash payments on promissory notes	47,561	5	-	208,009	-	-	208,014
Issuance of shares in settlement of accounts payable	49,572	5	-	379,222	-	-	379,227
Stock-based compensation	-	-	-	41,090	-	-	41,090
Equity issuance costs	-	-	-	(145,896)	-	-	(145,896)
Net loss	-	-	-	-	-	(1,262,460)	(1,262,460)
Other comprehensive income	-	-	-	-	701	-	701
Balance at April 30, 2026	4,576,439	$458	$(10,010)	$64,092,644	$50,024	$(29,630,901)	$34,502,215
Issuance of common shares in connection with an at-the-market offering program	747,487	74	-	2,703,785	-	-	2,703,859
Award of common shares to a consultant	-	-	-	45,960	-	-	45,960
Stock-based compensation	-	-	-	1,254,000	-	-	1,254,000
Equity issuance costs	-	-	-	(8,500)	-	-	(8,500)
Write-off of stock subscription receivable	-	-	10,010	(10,010)	-	-	-
Net loss	-	-	-	-	-	(1,971,426)	(1,971,426)
Other comprehensive income	-	-	-	-	(36,977)	-	(36,977)
Balance at July 31, 2026	5,323,926	$532	$-	$68,077,879	$13,047	$(31,602,327)	$36,489,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIO PETROLEUM CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended July 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,246,515)	$(4,566,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares for services	86,910	28,000
Accretion expense	10,257	2,084
Amortization of debt discounts	157,825	489,792
Stock-based compensation	1,379,962	702,728
Loss on issuance of common shares in lieu of cash for debt payments	84,517	616,322
Loss on abandonment of oil and gas properties	-	611,763
(Gain) loss on extinguishment of liabilities	(8,473)	90,200
Depreciation expense	13,521	-
Changes in operating assets and liabilities:
Accounts receivable	(105,514)	(95,785)
Prepaid expenses and other receivables	(99,773)	75,874
Accounts payable and accrued liabilities	143,469	366,185
Other liabilities	32,846	(337,059)
Net cash used in operating activities	$(2,550,968)	$(2,015,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for unproved oil and gas properties	(108,312)	(893,149)
Due to operators	15,952	(73,406)
Net cash used in investing activities	$(92,360)	$(966,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under at-the-market offering program, net of offering costs	26,020,227	3,475,648
Proceeds from issuance of convertible notes payable	-	606,000
Payment of debt issuance costs	-	(43,330)
Repayment of promissory notes	-	(588,635)
Repayment of notes payable - related party	-	(199,332)
Net cash provided by financing activities	$26,020,227	$3,250,351

Effect of foreign currency exchange	33,723	30,520

NET CHANGE IN CASH	23,410,622	298,420
Cash - Beginning of period	882,162	285,945
Cash - End of period	$24,292,784	$584,365

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of common stock upon vesting of RSUs	$159	$-
Issuance of shares to executives and directors	$-	$21
Issuance of common shares for Capital Land asset acquisition	$104,227	$-
Issuance of common shares for Novacor asset acquisition	$748,649	$-
ARO liabilities recognized	$162,321	$-
Issuance of common shares in settlement of accounts payable	$379,227	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIO PETROLEUM CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2026

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Company Overview

Trio Petroleum Corp (“Trio Petroleum,” the “Company,” or “TPET”) is a Delaware-incorporated oil and gas exploration and development company headquartered in Boca Raton, Florida. The Company focuses on acquiring, financing, and operating oil and gas projects in the United States and Canada. Its current portfolio includes the South Salinas Project in Monterey County, California, the PR Spring Project in Uintah County, Utah, heavy-oil assets in the Lloydminster region of Saskatchewan, Canada, and petroleum and natural gas interests in the County of Vermilion River, Alberta, Canada.

Nature of Operations

The Company commenced revenue-generating operations in February 2024 at the McCool Ranch Oil Field in California. Operations at McCool Ranch were discontinued in May 2025 when the Company elected to terminate the related leases, and all capitalized costs of $500,614 were written off. Revenues from the Company’s Saskatchewan assets, acquired through transactions with Novacor Exploration Ltd. (“Novacor”) in April 2025 and December 2025, continued through the nine months ended July 31, 2026. In May 2026 two wells located in the County of Vermilion River, Alberta, acquired as part of the November 2025 Capital Land acquisition (the “Capital Land Acquisition”), commenced production. As of July 31, 2026, the Company’s producing wells were located in Saskatchewan and Alberta.

Operational Focus

The Company continues to shift its operational emphasis toward jurisdictions with more favorable economic conditions, including Utah and Canada, while maintaining its interests in California. The South Salinas Project remains in evaluation status, and no proved reserves have been established as of July 31, 2026.

Canadian Operations and Recent Acquisitions

Trio Petroleum Canada Corp (“Trio Canada”), a wholly owned subsidiary of the Company formed in March 2025, holds the Company’s Canadian assets. During the first quarter of fiscal 2026, Trio Canada completed two additional acquisitions of oil and gas assets in Canada. On November 3, 2025, the Company acquired certain unproved petroleum and natural gas lease rights in Alberta for cash and common stock consideration. On December 30, 2025, the Company acquired additional oil and gas assets in the Lloydminster, Saskatchewan heavy oil region, with consideration paid in common stock. Both transactions are being accounted for as asset acquisitions under ASC 805-50, and the acquired assets have been recorded as unproved oil and gas properties.

Equity Offering

On January 9, 2026, the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), permitting the sale of shares of its common stock from time to time. During the nine months ended July 31, 2026, the Company continued to utilize the ATM program and, through July 8, 2026, sold an aggregate of 3,860,043 shares of common stock for total gross proceeds of $26,994,847. Ladenburg is entitled to compensation of up to 3.0 percent of the gross proceeds from each sale. The Company intends to use the proceeds from the ATM program to fund ongoing operations, development activities, and general corporate purposes.

Reverse Stock Split

On August 28, 2026, the Company effected a one-for-nine reverse stock split of its issued and outstanding shares of common stock. As a result of the Reverse Stock Split, every nine shares of the Company’s issued and outstanding common stock were combined into one share of common stock, without any change to the par value of $0.0001 per share or to the number of authorized shares of common stock or preferred stock. No fractional shares were issued as a result of the Reverse Stock Split, and stockholders otherwise entitled to a fractional share received a cash payment based upon cash-in-lieu rate of $1.8819 per share in lieu of that fractional share. All share and per-share amounts, including shares of common stock outstanding, weighted-average shares outstanding, net loss per share, and the number of shares underlying, and the exercise or conversion prices of, the Company’s outstanding warrants, stock options, and convertible instruments, have been retroactively adjusted in these unaudited condensed consolidated financial statements and the accompanying notes to give effect to the Reverse Stock Split for all periods presented. See Note 10 – Subsequent Events for additional information.

Emerging Growth Company

The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 and has elected to use the extended transition period for adopting new or revised accounting standards.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended October 31, 2025. The unaudited condensed consolidated financial statements include the accounts of Trio Petroleum Corp and its wholly owned subsidiary, Trio Canada, and all significant intercompany balances and transactions have been eliminated. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2026 are not necessarily indicative of results for the full fiscal year.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Significant estimates include the evaluation of oil and natural gas properties, asset retirement obligations, the assessment of unproved properties, the valuation of equity-based transactions, and the determination of deferred tax assets and related valuation allowances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of July 31, 2026, cash and cash equivalents included $23,203,568 held in the Vanguard Treasury Money Market Fund (VUSXX), a government money market fund maintained at Oppenheimer & Co. The Vanguard Treasury Money Market Fund invests in U.S. Treasury obligations, maintains a stable net asset value of $1.00 per share, and provides daily liquidity. The Company’s bank deposit account balances may exceed federally insured limits. Dividend and interest income earned on cash and cash equivalents, including amounts earned on holdings in the Vanguard Treasury Money Market Fund, is recognized as earned and is included in other income (expense), net in the unaudited condensed consolidated statements of operations. During the three and nine months ended July 31, 2026, the Company recognized dividend income of $182,883 and $203,568, respectively, from its money market fund holdings.

Concentration of Credit Risk

As of July 31, 2026, the Company maintained approximately $23,203,568 in the Vanguard Treasury Money Market Fund held at Oppenheimer & Co., Inc. The fund invests in U.S. Treasury obligations and is not subject to FDIC insurance. The Company’s bank deposit balances may exceed federally insured limits. The Company evaluates the creditworthiness of its financial institutions and the underlying investments of any money market funds in which it invests.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of Trio Canada is the Canadian dollar. Assets and liabilities of the foreign subsidiary are translated at exchange rates in effect at the balance sheet date, and income and expense items are translated at average exchange rates for the period. Resulting translation adjustments are recorded in accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in earnings as incurred.

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

Revenue Recognition

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s revenues are derived from the sale of crude oil. Control transfers to the customer at the time of delivery, which is the point at which revenue is recognized. Revenue is measured based on the consideration specified in the contract, which may include adjustments for market differentials and transportation-related charges. The Company’s oil is sold to a single customer (namely Cenovus Energy Inc.), and payment is typically received in the month following delivery.

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

Stock-based Compensation

The Company grants share-based payment awards to employees, directors and non-employees, including awards granted under its 2022 Equity Incentive Plan (the “Plan”), and accounts for such awards in accordance with ASC Topic 718, Compensation - Stock Compensation. Equity-classified awards are measured at fair value on the grant date and compensation expense is recognized over the requisite service period. The fair value of restricted stock and other full-value awards is generally based on the quoted market price of the Company’s common stock on the grant date. The fair value of stock options and other option-like awards, if any, is estimated using an appropriate option-pricing model. Compensation cost for awards that are fully vested and nonforfeitable on the grant date is recognized on the grant date. The Company accounts for forfeitures as they occur.

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

Recent Accounting Pronouncements

Management has evaluated recently issued accounting pronouncements and has determined that none are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period presentation. Except for the revision described below, these reclassifications had no effect on previously reported net loss or stockholders’ equity.

Revision of Previously Issued Interim Financial Statements

In connection with the preparation of these unaudited condensed consolidated financial statements, the Company identified that certain direct costs attributable to its at-the-market offering had not been accounted for in accordance with SAB Topic 5.A and ASC 340-10-S99-1. During the three months ended April 30, 2026, $104,896 of offering costs were recorded in general and administrative expense rather than charged against the gross proceeds of the offering. In addition, $51,000 of agent-counsel services rendered through April 30, 2026 had not been accrued, including $10,000 attributable to the three months ended January 31, 2026 and $41,000 attributable to the three months ended April 30, 2026.

Management evaluated the errors under ASC 250, Accounting Changes and Error Corrections, and SAB Topics 1.M and 1.N and concluded that they were not material, individually or in the aggregate, to the previously issued unaudited condensed consolidated financial statements for the quarterly periods ended January 31 and April 30, 2026. Management further concluded that recognizing the $104,896 correction as an out-of-period adjustment in the three months ended July 31, 2026 would materially misstate that period. Accordingly, the affected prior-period financial information presented herein has been revised. The Company has not amended its previously filed Quarterly Reports on Form 10-Q, and the financial statements included in those reports remain reliable.

As of January 31, 2026, the revision increased accounts payable and accrued liabilities by $10,000 and decreased additional paid-in capital and total stockholders’ equity by $10,000. The revision had no effect on general and administrative expense, net loss or loss per share for the three months ended January 31, 2026.

For the three and six months ended April 30, 2026, the revision reduced general and administrative expense and net loss by $104,896. Net loss for the three months ended April 30, 2026 decreased from $1,367,356, as previously reported, to $1,262,460, as revised. As of April 30, 2026, the revision increased accounts payable and accrued liabilities by $51,000, decreased additional paid-in capital by $155,896, decreased accumulated deficit by $104,896 and decreased total stockholders’ equity by $51,000. In the statement of cash flows for the six months ended April 30, 2026, $104,896 of offering costs paid during the period was reclassified from operating activities to financing activities. The revision had no effect on total assets, cash and cash equivalents or the net change in cash.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of July 31, 2026, the Company had cash of approximately $24,292,784 and working capital of approximately $23,477,554. The Company has incurred significant losses since inception and, as of July 31, 2026, had an accumulated deficit of approximately $31,602,327. The Company has also experienced negative cash flows from operations. These factors previously raised substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended July 31, 2026, the Company sold an aggregate of 3,860,043 shares of common stock under its ATM Agreement with Ladenburg for total gross proceeds of approximately $26,994,847. In addition, on May 6, 2026, the Company filed Amendment No. 10 to the prospectus supplement, reflecting that the Company is no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3 based on the Company’s public float having exceeded $75 million as of April 14, 2026. Following Amendment No. 10, the aggregate offering amount of shares available for sale under the ATM Agreement was $65,000,000. These capital raises and the expanded ATM capacity available going forward significantly improved the Company’s liquidity position and, together with management’s operating plans, are expected to be sufficient to fund the Company’s operating and capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

Management evaluated whether the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated. Based on the Company’s cash on hand at July 31, 2026, the capital raised during the period and its operating plans, the Company concluded that it has sufficient liquidity to fund its operating and capital requirements for at least twelve months from the date these unaudited condensed consolidated financial statements are issued. Accordingly, substantial doubt does not exist as of the date these unaudited condensed consolidated financial statements are issued.

These unaudited condensed consolidated financial statements have been prepared on a going-concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is derived from the sale of crude oil, and control transfers to the customer at the time of delivery. Revenue is measured based on the consideration specified in the contract, which may include adjustments for market differentials and transportation-related charges. The Company sells its crude oil to a single customer (Cenovus Energy Inc.), and payment is typically received in the month following delivery.

Revenue for the three and nine months ended July 31, 2026 was generated from oil sales produced from the Company’s Canadian properties. The following table presents revenue disaggregated by product type for the periods presented:

	Three Months Ended July 31, 2026	Three Months Ended July 31, 2025	Nine Months Ended July 31, 2026	Nine Months Ended July 31, 2025
Oil sales	$348,581	$192,395	$679,031	$226,485

Total revenue from customer	$348,581	$192,395	$679,031	$226,485

There were no contract assets, contract liabilities, or remaining performance obligations as of July 31, 2026 or October 31, 2025.

Concentrations

The Company sells the crude oil produced from its Canadian operations to a single purchaser, which accounted for all the Company’s revenue for the three and nine months ended July 31, 2026. The Company believes the crude oil it produces is marketable to other purchasers in the region and accordingly does not expect the loss of this customer to have a severe near-term impact on its ability to sell its production, although a transition to an alternative purchaser could affect the timing of sales and realized pricing.

All the Company’s revenue is derived from oil produced in Canada. Changes in regional market conditions, commodity prices, regulatory requirements, or tariffs affecting Canadian crude oil could materially impact future revenues.

NOTE 5 – OIL AND NATURAL GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities.

	As of July 31, 2026	As of October 31, 2025

Oil and gas properties – not subject to amortization	$13,145,432	$12,143,122
Accumulated impairment	-	-
Less: accumulated depreciation of asset retirement cost	(8,074)	-
Oil and gas properties – not subject to amortization, net	$13,137,358	$12,143,122

The Company applies the successful efforts method of accounting for its oil and natural gas properties. Costs of geological and geophysical activities, delay rentals (i.e., a yearly payment an oil and gas company makes to a landowner to keep a lease active without starting to drill), and exploratory activities are expensed as incurred. Costs of exploratory wells are capitalized pending the determination of whether proved reserves have been found; if proved reserves are not established, the related costs are expensed. Costs to acquire mineral interests and to drill and equip exploratory and development wells that find proved reserves are capitalized. Unproved properties are not amortized and are assessed periodically for impairment based on remaining lease terms, drilling results, and future development plans. Proved properties are depleted using the unit-of-production method based on estimated proved reserves. The Company evaluates its long-lived assets, including proved oil and natural gas properties, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

South Salinas Project

Trio Petroleum LLC (“Trio LLC”) operates the South Salinas Project on behalf of the Company and other working interest owners under a Joint Operating Agreement. The Company holds an approximate 85.775% working interest in the project and Trio LLC holds an approximate 3.9% working interest. The Company advances funds to Trio LLC to conduct development and operating activities, which are recorded as Advance to Operators or Due to Operators. As of July 31, 2026, the balance of Due to Operators was $21,620; as of October 31, 2025, the balance was $5,668.

The Company’s transactions with Trio LLC were presented as related party transactions in prior periods. No officer or director of the Company holds an interest in or position with Trio LLC, and Trio LLC does not hold a significant ownership interest in the Company. Accordingly, these transactions are no longer presented as related party transactions.

McCool Ranch Oil Field Asset Purchase

On May 27, 2025, the Company terminated the McCool Ranch Oil Field leases previously acquired from Trio LLC. All capitalized costs totaling $500,614 were written off during fiscal 2025. No additional activity occurred during the nine months ended July 31, 2026.

Canadian Asset Acquisitions

During the first quarter of fiscal 2026, the Company completed two asset acquisitions in Canada that were accounted for as asset acquisitions under ASC 805-50. On November 3, 2025, the Company acquired certain unproved petroleum and natural gas lease rights located in Alberta, Canada from Capital Land Services Ltd. Total consideration consisted of CAD $150,000 in cash and CAD $150,000 in common stock. The equity consideration was measured at fair value on the acquisition date in accordance with ASC 805-50 and ASC 820. The acquired mineral lease was recorded as an unproved oil and gas property and is not subject to amortization. The agreement includes a contingent 1% gross overriding royalty, but because it was not probable that a liability had been incurred and the amount could not be reasonably estimated, no liability was recognized under ASC 450. The assets acquired also included two wells that had been purchased out of receivership, in which the Company holds a 99% working interest and for which Novacor holds the licenses issued by the Alberta Energy Regulator pending the transfer of those licenses to the Company. The wells were non-producing at acquisition, and the CAD $10,000 cost of acquiring them was carried as a deposit. The wells commenced production in May 2026, and during the three months ended July 31, 2026 the deposit was reclassified into the carrying value of the wells within oil and natural gas properties.

On December 30, 2025, the Company acquired additional oil and gas assets in the Lloydminster, Saskatchewan heavy oil region from Novacor for total consideration of CAD $1,000,000, payable in restricted common shares. The number of shares issued was determined using the five-day volume-weighted average price prior to closing, translated into Canadian dollars using the Bank of Canada exchange rate. In accordance with ASC 820, the equity consideration was measured at the fair value of the Company’s unrestricted common stock on the acquisition date. The acquired assets include working interests in petroleum and natural gas rights, mineral leases, wells, surface rights, and related equipment. The assets were recorded as unproved oil and gas properties and are subject to periodic impairment evaluation. The Accounting Adjustment Date of April 1, 2026 governs settlement of pre- and post-closing revenues and expenses but does not affect the acquisition date for accounting purposes. The Seller will continue to act as operator until the Buyer satisfies regulatory requirements; this arrangement represents a service contract and does not affect the recognition or measurement of the acquired assets.

In connection with the December 2025 Novacor asset acquisition (the “Novacor Acquisition”), the Company recognized an initial asset retirement obligation (“ARO”) of approximately CAD $169,125 (US $124,201) related to the abandonment and reclamation of the acquired wells. The ARO was measured using abandonment cost estimates included in the independent Petrotech reserve and economics report, which was prepared in accordance with COGE Handbook standards and served as an input in the valuation of the acquired petroleum assets.

During the three months ended July 31, 2026, in connection with the commencement of production at the two Alberta wells described above, the Company recognized an asset retirement obligation of CAD $53,478 (US $38,120) representing the present value of the estimated costs of abandonment and reclamation of those wells, with an equal asset retirement cost capitalized into the carrying amount of the related properties. The obligation was not recognized at the November 2025 acquisition date because the wells were non-producing unproved property and a reasonable estimate of the abandonment and reclamation cost was not then available. The obligation was measured using an undiscounted abandonment and reclamation cost estimate of CAD $138,708 obtained from the Alberta Energy Regulator liability assessment for the two wells, discounted at 10% over an estimated remaining productive life of ten years. These are Level 3 inputs. Although the licenses for the wells remain in the name of the operator pending transfer, the Company bears the costs and liabilities associated with the wells in accordance with its working interest under the applicable operating agreement.

The Company recognizes accretion expense each period to increase its asset retirement obligations to their estimated settlement amounts. Accretion expense on all of the Company’s asset retirement obligations, comprising the South Salinas Project wellbores, the wells acquired in the December 2025 Novacor Acquisition, and the two Alberta wells, was approximately $4,694 and $10,257 for the three and nine months ended July 31, 2026, respectively. No revisions to the estimated obligations were recorded during the period.

The following table reconciles the Company’s asset retirement obligations for the nine months ended July 31, 2026:

Balance at October 31, 2025	$56,647
Liabilities incurred – December 2025 Novacor Acquisition	124,201
Liabilities incurred – Alberta wells	38,120
Liabilities settled	-
Accretion expense	10,257
Revisions in estimated cash flows	-
Foreign currency translation	(3,633)
Balance at July 31, 2026	225,592
Less current portion	(14,990)
Asset Retirement Obligations, net of current portion	$210,602

As of July 31, 2026, the Canadian properties acquired during the period were classified as unproved oil and gas properties, other than the tangible field equipment presented as property, plant and equipment described below. No impairment indicators were identified during the nine months ended July 31, 2026.

Tangible oil and gas field equipment acquired in the December 2025 Novacor Acquisition is presented separately as property, plant and equipment and is depreciated on a straight-line basis over an estimated useful life of ten years. Property, plant and equipment, net of accumulated depreciation, was $84,821 at July 31, 2026.

Depreciation expense, comprising depreciation of the tangible field equipment and of the capitalized asset retirement cost, was $13,521 for the nine months ended July 31, 2026, and is included in general and administrative expense in the unaudited condensed consolidated statements of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

Director RSUs – June 19, 2024 Grant

On June 19, 2024, the Board approved the grant of 5,556 RSUs to a newly appointed director. At the time of grant, only 2,528 shares remained available under the Plan; accordingly, 2,500 RSUs were granted immediately at a grant-date fair value of $54.00 per share, and the remaining 3,056 RSUs were granted in the following quarter at a grant-date fair value of $29.88 per share.

As of October 31, 2025, the Company had $37,793 of unrecognized compensation cost related to these awards. During the three and nine months ended July 31, 2026, the Company recognized $0 and $37,793 of stock-based compensation expense, with no unrecognized compensation cost remaining as of July 31, 2026. During the three and nine months ended July 31, 2025, the Company recognized $40,819 and $116,587 of stock-based compensation expense, with $78,613 in unrecognized compensation cost remaining as of July 31, 2025.

Consulting Agreement – Chief Financial Officer

The Company’s prior independent contractor agreement with its Chief Financial Officer expired on December 31, 2025. Effective January 1, 2026, the Company entered into a new independent contractor agreement under which he receives a monthly fee of $15,000 for his services, along with reimbursement of pre-approved expenses incurred in connection with such services upon presentation of reasonably acceptable invoices and receipts. Effective July 1, 2026, the agreement was amended to increase the monthly fee to $17,000.

Consulting Agreement – Stanford Eschner

On August 1, 2025, the Company entered into a consulting agreement with Mr. Stanford Eschner following his resignation as Vice Chairman and director. Under the agreement, Mr. Eschner receives a monthly fee of $4,167 and a one-time grant of 1,667 shares of common stock. During the three and nine months ended July 31, 2026, the Company recognized consulting fees of $0 and $8,334, respectively, with no unrecognized compensation cost remaining as of July 31, 2026.

Loan to Trio Canada

On April 4, 2025, the Company entered into a Loan and Note Purchase Agreement with Trio Canada, issuing a three-year promissory note in the principal amount of $1,131,000 bearing interest at 12% per annum. As of October 31, 2025, $700,665 of the loan proceeds had been utilized, and the remaining unused portion was $430,335.

During the nine months ended July 31, 2026, the Company funded $54,613 of the cash purchase price of the Capital Land asset acquisition on behalf of Trio Canada, representing one half of the CAD $150,000 payable at closing, which amount was added to the Subsidiary Loan, with the remaining half funded directly by Trio Canada. The full CAD $150,000, translated at the nine-month average rate, is presented as $108,312 within capital expenditures for unproved oil and gas properties in the unaudited condensed consolidated statements of cash flows. The Company separately issued 11,581 restricted shares of its common stock valued at $104,227 directly to Capital Land Services Ltd. in satisfaction of the equity portion of the purchase price, and issued restricted common stock valued at $748,649 in satisfaction of the purchase price of the December 2025 Novacor asset acquisition. As of July 31, 2026, the outstanding principal balance of the Subsidiary Loan was $698,376, which amount due is in addition to the outstanding principal due for the fully funded promissory note of $1,131,000.

Executive and Director Compensation

On June 2, 2026, the Compensation Committee approved certain compensation actions for the Company’s Chief Executive Officer, Chief Financial Officer and non-employee directors. These actions included an increase in the Chief Executive Officer’s annual base salary from $400,000 to $600,000, effective June 1, 2026; an increase in his maximum annual bonus opportunity from 100% to 200% of base salary; a one-time cash bonus of $300,000 to the Chief Executive Officer; a 15% increase in non-employee director cash compensation, increasing the annual cash retainer from $50,000 to $57,500 and the committee fee from $10,000 to $11,500 per committee; and one-time restricted share grants to the officers and directors totaling 366,667 shares under the Company’s 2022 Equity Incentive Plan, in each case vesting upon issuance.

The Company established a grant date of June 2, 2026 for the 366,667 restricted share awards. Because the awards vest upon issuance, the Company recognized the full grant-date fair value as stock-based compensation expense during the three and nine months ended July 31, 2026. The awards were measured using the closing price of the Company’s common stock on June 2, 2026 of $3.42 per share, resulting in stock-based compensation expense of $1,254,000, of which $570,000 related to the Chief Executive Officer, $76,000 related to the Chief Financial Officer, and $608,000 related to the non-employee directors. As of July 31, 2026, none of these 366,667 shares had been issued. See Note 9 - Stockholders’ Equity for additional information.

The Company accrued a $300,000 cash bonus payable to the Chief Executive Officer as of July 31, 2026. The bonus related to services rendered through July 31, 2026, the amount was fixed and determinable, and payment was probable. The bonus remained unpaid as of the date of these unaudited condensed consolidated financial statements and is payable at such time as directed by Mr. Ross.

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

Borgers served as the Company’s independent registered public accounting firm and audited the Company’s consolidated financial statements for the fiscal years ended October 31, 2023 and October 31, 2022. The Audit Committee of the Board of Directors of the Company (the “Board”) dismissed Borgers on May 6, 2024, as previously disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2024, following the Commission’s Rule 102(e) order entered against Borgers on May 3, 2024.

The settlement income is included in “Settlement income” within other income (expense), net in the unaudited condensed consolidated statements of operations for the three and nine months ended July 31, 2026. The Company does not anticipate any further recovery from this matter, and no related receivable or contingent gain has been recorded.

Settlement of Legal Fees

In connection with the March 2026 settlement of legal fees described in Note 9 – Stockholders’ Equity, the Company agreed to use commercially reasonable efforts to file a resale registration statement on Form S-3 within 20 days of the issuance date covering the 49,572 shares issued in the settlement, and to use commercially reasonable efforts to cause and maintain its effectiveness. On April 3, 2026, the Company filed a Registration Statement on Form S-3 (File No. 333-294870) registering the resale of these 49,572 shares of common stock, together with 101,431 shares of common stock previously issued to Novacor in the December 2025 Novacor Acquisition (see Note 5 – Oil and Natural Gas Properties). The Registration Statement was declared effective on April 13, 2026. The Settlement Agreement does not provide for cash penalties or other transfers of consideration in the event of any failure to file or maintain effectiveness, and accordingly no liability has been recognized.

From time to time, the Company may be subject to claims and legal proceedings arising in the ordinary course of business. Management currently believes that any potential liabilities arising from such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. As of July 31, 2026, the Company was not involved in any material pending legal proceedings.

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

Property Leases Held by Production – Saskatchewan, Canada

In April 2025, the Company acquired oil and gas lease rights for four properties located in Saskatchewan, Canada. The leases total 320 net acres and are held by production. As of July 31, 2026, the Company remained in compliance with all lease terms. The Company made lease payments of $7,019 and $17,294 during the three and nine months ended July 31, 2026, respectively.

Board of Directors Compensation

Under a compensation plan approved on July 11, 2022, non-employee directors are entitled to an annual cash retainer of $50,000, plus an additional $10,000 per Board committee served. Effective June 1, 2026, the annual cash retainer increased to $57,500 and the committee fee increased to $11,500 per committee, reflecting a 15% increase in non-employee director cash compensation. Payments are made quarterly in arrears. For the three and nine months ended July 31, 2026, the Company recognized director compensation expense of $74,256 and $217,602, respectively, and for the three and nine months ended July 31, 2025, the Company recognized director compensation expense of $80,007 and $241,682, respectively.

Agreements with Advisors

Spartan Capital Securities, LLC

The Company previously entered into placement agent agreements with Spartan Capital Securities, LLC (“Spartan”) in connection with its IPO, subsequent private placements and its first ATM offering, which occurred in September 2024. Under these agreements, with respect to the IPO and subsequent private placements, Spartan received cash fees and warrants to purchase common stock, and cash fees only, with respect to the ATM offering. All warrants issued to Spartan remain outstanding as of July 31, 2026.

Ladenburg, Thalmann & Co. Inc.

On January 9, 2026, the Company entered into an ATM Agreement with Ladenburg as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell shares of its common stock from time to time through the Sales Agent. The Company concurrently filed a prospectus supplement covering the sale of shares having an initial aggregate offering price of up to $3,600,000, under its existing shelf Registration Statement on Form S-3 (File No. 333-281813), which became effective on September 10, 2024. Sales, if any, are made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NYSE American.

Under the ATM Agreement, the Company designates the maximum number of shares and a minimum price for any sale and has no obligation to sell any shares. The Company or the Sales Agent may suspend or, upon written notice, terminate the ATM Agreement at any time in its sole discretion, and the ATM Agreement will automatically terminate upon the sale of all shares covered by the agreement. The Sales Agent is entitled to compensation of up to 3.0% of the gross proceeds from any shares sold under the ATM Agreement, and the Company has agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act, and to provide customary contribution.

On May 6, 2026, the Company filed Amendment No. 10 to the prospectus supplement reflecting that, based on the Company’s public float having exceeded $75 million as of April 14, 2026, the Company is no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3. Following Amendment No. 10, the aggregate amount of common stock available for sale under the ATM Agreement was $65,000,000.

During the nine months ended July 31, 2026, the Company sold an aggregate of 3,860,043 shares of common stock under the ATM Agreement for total gross proceeds of approximately $26,994,847, resulting in net proceeds of approximately $26,020,227 after Sales Agent commissions of 3.0% of gross proceeds and other offering costs. The most recent sale under the ATM Agreement occurred on July 8, 2026.

NOTE 8 – NOTES PAYABLE

As of July 31, 2026, the Company had no outstanding notes payable. The remaining balance related to the August 2025 Financing was fully settled during the second quarter of the current fiscal year. All other notes disclosed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025 were fully repaid, converted, or otherwise extinguished prior to the current reporting period.

The following table summarizes notes payable as of July 31, 2026 and October 31, 2025:

	As of July 31, 2026	As of October 31, 2025
Convertible notes, net of discounts	$-	$467,179
Total Notes payable	$-	$467,179

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

The Notes matured on February 15, 2026 and were prepayable at any time without penalty. The Notes were convertible at the option of the investors into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $11.88 or (ii) 90% of the lowest daily VWAP during the five trading days prior to conversion, subject to a floor price of $6.48, which could adjust under certain circumstances but not below $1.98.

The Notes also included provisions allowing the Company to require conversion under specified trading and registration conditions, subject to beneficial ownership limitations of 4.99% (or 9.99% if elected by the investor). The maximum number of shares issuable upon conversion was 186,570, representing 19.99% of the Company’s outstanding common stock as of the closing date.

Between September 12 and October 23, 2025, investors converted $575,000 of principal into 67,423 shares of common stock at conversion prices between $8.37 and $9.18 per share. The fair value of the shares issued exceeded the principal amounts settled, resulting in a recognized loss on conversion of $95,931, recorded in the unaudited condensed consolidated statement of operations.

Following these conversions, the Notes had a remaining principal balance of $625,000 and a net carrying value of $467,179 as of October 31, 2025.

Between December 2, 2025 and February 13, 2026, investors converted $630,000 of principal under the Notes into 114,060 shares of common stock at conversion prices between $3.60 and $6.75 per share. The fair value of the shares issued exceeded the contract principal amounts converted, resulting in a recognized loss on conversion of approximately $84,517, which was recorded in the unaudited condensed consolidated statement of operations. In addition, the aggregate principal amounts converted exceeded the principal balance recorded as outstanding by approximately $5,000; the Company recognized this excess as a loss on extinguishment of liabilities in connection with the conversion. Loss on conversion and loss on extinguishment associated with the Notes are presented within “Loss on conversion” and “(Gain) loss on extinguishment of liabilities,” respectively, in the unaudited condensed consolidated statements of operations. During the three and nine months ended July 31, 2026, the Company recognized $0 and $157,825 of non-cash interest expense, respectively, related to the amortization of debt discounts. As of July 31, 2026, the outstanding principal balance of the Notes was zero.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Shares

The Company is authorized to issue 160,000,000 shares, consisting of 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of July 31, 2026, the Company had 5,323,926 shares of common stock issued and outstanding; as of October 31, 2025, the Company had 1,005,295 shares of common stock issued and outstanding.

Consultant Issuances

On January 1, 2026, the Company issued 5,556 shares of common stock to a consultant as payment for services to be provided from January 1, 2026 through June 30, 2026. The shares were valued at $7.37 per share, resulting in total compensation of $40,950.

Because the shares were issued in advance of the service period, the Company is recognizing expense on a straight-line basis over the six-month term of the agreement. For the three and nine months ended July 31, 2026, the Company recognized $13,801 and $40,950, respectively, of share-based consulting expense within general and administrative expense, and no amount remains as prepaid consulting fees as of July 31, 2026.

On July 1, 2026, the Company renewed its consulting agreement with the same consultant for a twelve-month term, providing for a monthly cash fee of $5,000 and a one-time grant of 16,667 shares of common stock, as approved by the Board by unanimous written consent dated June 26, 2026. The 16,667 shares were valued at the $2.76 closing price of the Company’s common stock on July 1, 2026, for a total grant-date value of $45,960, recognized on a straight-line basis over the twelve-month term. For the three and nine months ended July 31, 2026, the Company recognized $3,903 of share-based consulting expense within general and administrative expense, with $42,057 recorded as prepaid consulting fees as of July 31, 2026. As of July 31, 2026, the 16,667 shares had not been issued.

Issuances to Executives and Directors

On June 2, 2026, the Compensation Committee approved one-time restricted share grants to the Company’s executives and directors totaling 366,667 shares under the Plan, each vesting upon issuance. The Company established a grant date of June 2, 2026 and recognized the full grant-date fair value of $1,254,000 (366,667 shares at the $3.42 closing price on June 2, 2026) as stock-based compensation expense during the three and nine months ended July 31, 2026. As of July 31, 2026, none of these shares had been issued. See Note 6 - Related Party Transactions.

Debt Conversions

During the three and nine months ended July 31, 2026, the Company issued 0 and 114,060 shares of common stock, respectively, to investors upon conversion of principal under the August 2025 convertible promissory notes. The shares were issued at fair values between $3.60 and $6.75 per share, for total values of $0 and $714,517 for the three and nine months ended July 31, 2026, respectively.

The fair value of the shares issued exceeded the principal amounts settled, resulting in losses on conversion for the three and nine months ended July 31, 2026 of $0 and $84,517, respectively, which were recognized in the unaudited condensed consolidated statement of operations. In addition, principal amounts converted exceeded the principal balance recorded as outstanding by approximately $5,000 during the nine months ended July 31, 2026, which the Company recognized as a loss on extinguishment of liabilities. See Note 8 – Notes Payable.

Asset Acquisition Issuances

During the nine months ended July 31, 2026, the Company issued shares of common stock as consideration for asset acquisitions completed in the first quarter, as previously disclosed in the Company’s Form 10-Q for the period ended January 31, 2026. These issuances related to the Capital Land Acquisition and the December 2025 Novacor Acquisition, and the associated amounts were capitalized as unproved oil and gas properties. There were no additional issuances of common stock for asset acquisitions during the three months ended July 31, 2026.

At-the-Market (“ATM”) Offering Program

During the three and nine months ended July 31, 2026, the Company sold 747,487 and 3,860,043 shares, respectively, of common stock under its at-the-market offering program, generating gross proceeds of $2,787,543 and $26,994,847. Net proceeds after commissions and offering costs totaled $2,695,359 and $26,020,227, respectively.

Stock-based Compensation – Restricted Shares

During the three and nine months ended July 31, 2026, the Company recognized $1,254,000 and $1,379,962 of stock-based compensation expense, respectively, related to restricted share awards. During the three and nine months ended July 31, 2025, the Company recognized $96,762 and $702,728 of stock-based compensation expense, respectively. The amounts above relate to restricted share awards to executives and directors and are presented in stock-based compensation expense in the unaudited condensed consolidated statements of operations. Share-based awards to consultants are measured at grant-date fair value in accordance with ASC 718 and are recognized within general and administrative expense in the same manner as the cash portion of the related consulting fees.

As of July 31, 2026, 716,932 shares of common stock were authorized for issuance under the Plan, of which 129,181 shares remained available for future grant. As of July 31, 2026, there was no unrecognized compensation cost related to awards granted under the Plan, as all outstanding awards were fully vested.

Settlement of Legal Fees

On March 24, 2026, the Company entered into a Settlement Agreement and Release with McDermott Will & Schulte LLP (“McDermott”) to resolve outstanding legal fees totaling $392,700 for services previously rendered. Pursuant to the Settlement Agreement, the Company issued 49,572 restricted shares of its common stock in full settlement of the liability. The number of shares issued was determined under the Settlement Agreement based on the lower of (i) $9.00 per share or (ii) a 10% discount to the five-day average closing price of the Company’s common stock prior to the agreement date. This share-count formula governed the contractual settlement and did not determine the fair value of the shares for accounting purposes, which was measured separately as described below.

The Company accounted for the transaction as an extinguishment of a liability in accordance with ASC 405-20. The shares issued were measured at their fair value on the issuance date based on the closing price of the Company’s common stock on the NYSE American of $7.65 per share, or $379,227 in the aggregate. Of the total fair value, $5 was recorded as common stock at par value and $379,222 was recorded as additional paid-in capital. The difference between the $392,700 carrying amount of the extinguished liability and the $379,227 fair value of the shares issued resulted in a gain on extinguishment of liabilities of approximately $13,473. This gain is presented within the “(Gain) loss on extinguishment of liabilities” line in the unaudited condensed consolidated statements of operations, net of the approximately $5,000 loss on extinguishment recognized in connection with the convertible note conversions described in Note 8 – Notes Payable, for a net gain on extinguishment of liabilities of $8,473 for the nine months ended July 31, 2026.

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

Write-off of Stock Subscription Receivable

During the three months ended July 31, 2026, the Company wrote off a stock subscription receivable of $10,010 relating to share issuances completed prior to the Company’s initial public offering for which payment was never received and which the Company determined to be uncollectible. The receivable had been presented as a deduction from stockholders’ equity in accordance with SEC Staff Accounting Bulletin Topic 4.E, and the write-off was recorded as a reduction of additional paid-in capital, with no effect on total stockholders’ equity, shares issued and outstanding, results of operations, loss per share, or cash flows.

Warrants

A summary of the warrant activity during the nine months ended July 31, 2026 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Life in Years	Intrinsic Value

Outstanding, November 1, 2025	19,111	$121.69	3.2	$16,600
Issued	-	-	-	-
Outstanding, July 31, 2026	19,111	$121.69	2.5	$1,620

Exercisable, July 31, 2026	19,111	$121.69	2.5	$1,620

A summary of the warrant activity during the nine months ended July 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Life in Years	Intrinsic Value

Outstanding, November 1, 2024	21,333	$137.16	3.8	$47,160
Expired	(2,222)	270.00	-	-
Outstanding, July 31, 2025	19,111	$121.69	3.5	$19,000

Exercisable, July 31, 2025	19,111	$121.69	3.5	$19,000

A summary of outstanding and exercisable warrants as of July 31, 2026 is presented below:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$1.80	2,222	1.7	2,222
$594.00	556	1.7	556
$216.00	4,815	2.2	4,815
$237.60	463	2.2	463
$90.00	2,475	2.4	2,475
$99.00	306	2.4	306
$71.15	8,274	2.9	8,274
	19,111	2.5	19,111

Stock Options

A summary of option activity during the nine months ended July 31, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2025	667	$94.14	2.8	$-
Issued	-	-	-	-
Outstanding, July 31, 2026	667	$94.14	2.0	$-

Exercisable, July 31, 2026	667	$94.14	2.0	$-

A summary of option activity during the nine months ended July 31, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Outstanding, November 1, 2024	667	$94.14	3.8	$-
Issued	-	-	-	-
Outstanding, July 31, 2025	667	$94.14	3.0	$-

Exercisable, July 31, 2025	667	$94.14	3.0	$-

A summary of outstanding and exercisable options as of July 31, 2026 is presented below:

Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life in Years	Number of Shares
$94.14	667	2.0	667
	667		667

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events and transactions that occurred after July 31, 2026 through the date the unaudited condensed consolidated financial statements were issued. Except for the following, there were no subsequent events identified that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Reverse Stock Split

On August 28, 2026, the Company effected a one-for-nine reverse stock split of its issued and outstanding shares of common stock pursuant to a Certificate of Amendment to its Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The Reverse Stock Split was approved by the Company’s stockholders at the 2026 Annual Meeting of Stockholders held on May 21, 2026, at which the stockholders authorized the Board to effect a reverse stock split at a ratio of not less than one-for-two and not more than one-for-ten, and the Board fixed the final ratio at one-for-nine by unanimous written consent dated August 12, 2026. As a result of the Reverse Stock Split, every nine shares of issued and outstanding common stock were combined into one share of common stock, reducing the number of issued and outstanding shares of common stock from 47,915,334 to approximately 5,323,926. The Reverse Stock Split did not change the par value of $0.0001 per share or the number of authorized shares of common stock or preferred stock. No fractional shares were issued; stockholders who would otherwise have been entitled to a fractional share received a cash payment in lieu of that fractional share. The Company effected the Reverse Stock Split primarily to increase the per-share market price of its common stock in support of continued compliance with the listing standards of the NYSE American. All share and per-share amounts in these unaudited condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our Form 10-K for the year ended October 31, 2025, filed with the SEC on January 20, 2026 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those in this Quarterly Report on Form 10-Q, as well as the risk factors set forth in the section titled “Risk Factors” included in our Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Throughout this report, unless the context requires otherwise, the terms (i) “our,” “we,” “us,” and the “Company” refer to Trio Petroleum Corp and (ii) “common stock” refers to our common stock, par value $0.0001 per share.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “aim”, “goal”, “will,” or “would” or the negative of these terms or other similar expressions pertaining to the future, although not all forward-looking statements contain these words. Risks, risk factors and uncertainties involved in forward-looking statements contained in this Form 10-Q include, but are not limited to, the following:

●	our ability to find, acquire or gain access to other oil and natural gas properties, discoveries and prospects and to successfully develop our current oil and natural gas properties, discoveries and prospects;
●	uncertainties inherent in making estimates of our oil and natural gas resources and reserves;
●	the successful implementation of our prospective discovery, development and drilling plans with the South Salinas Project;
●	projected and targeted capital expenditures and other costs, commitments and revenues;
●	our dependence on our key management personnel and our ability to attract and retain qualified technical personnel;
●	the ability to obtain financing when needed and the terms under which such financing may be available, if at all;
●	the volatility of oil and natural gas prices;
●	the availability and cost of developing appropriate infrastructure around and transportation to our discoveries and prospects;
●	the availability and cost of drilling rigs, production equipment, supplies, personnel and oilfield services;
●	competitive pressures;
●	potential liabilities inherent in oil and natural gas operations, including drilling risks and other operational and environmental hazards;
●	current and future government regulation of the oil and gas industry in the United States, Canada or other jurisdictions in which we currently or may in the future operate;
●	cost of compliance with applicable laws and regulations;
●	changes in environmental, health and safety or climate change laws, greenhouse gas regulation or the implementation of those laws and regulations;
●	exposure to environmental liabilities;
●	geological, technical, drilling and processing problems;
●	the effect of military operations, terrorist acts, wars, embargoes or tariffs on our operations;
●	the cost and availability of adequate insurance coverage;
●	our vulnerability to severe weather events; and
●	other risk factors discussed in the “Risk Factors” section of this Quarterly Report and in our Form 10-K.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” in the Form 10-K and elsewhere in this Quarterly Report and our other filings with the Securities and Exchange Commission. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not undertake to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

Overview

We are an oil and gas exploration and development company headquartered in Boca Raton, Florida, with operations in Monterey County, California, Uintah County, Utah, the Lloydminster region of Saskatchewan, Canada, and the County of Vermilion River, Alberta, Canada. Our strategy continues to focus on acquiring and developing assets that provide near-term production, long-term development potential, and opportunities for value creation through targeted operational investment.

We began generating revenues in fiscal 2024 following the restart of production at the McCool Ranch Oil Field and expanded our revenue base in fiscal 2025 through the acquisition of producing heavy-oil assets in Saskatchewan. During the nine months ended July 31, 2026, our operational activity continued to center on our Canadian properties, which represent our most significant near-term growth opportunity. We are progressing workover and optimization programs on the assets acquired from Novacor in April 2025 and December 2025, as well as the assets acquired from Capital Land in November 2025.

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

In January 2026, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), under which we sold an aggregate of 3,860,043 shares of common stock during the nine months ended July 31, 2026 for total gross proceeds of $26,994,847. These proceeds provide significant financial flexibility to support our development plans, including ongoing work in Canada and continued advancement of permitting and strategic initiatives at South Salinas. See “Recent Developments - Ladenburg ATM Agreement” below.

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

During the second quarter of fiscal 2026, we filed a series of amendments to the prospectus supplement to update the number of shares eligible for sale under General Instruction I.B.6 of Form S-3. These amendments, filed on March 3, 2026, March 4, 2026, March 5, 2026, March 10, 2026, March 30, 2026, April 6, 2026, April 7, 2026, April 8, 2026, and April 10, 2026, progressively increased the maximum aggregate offering amount available under the ATM program to $24,208,000 as of April 10, 2026. During the nine months ended July 31, 2026, we sold an aggregate of 3,860,043 shares of common stock under the ATM Agreement for total gross proceeds of $26,994,847, with the most recent sale on July 8, 2026.

As of April 14, 2026, the aggregate market value of our outstanding shares of common stock held by non-affiliates exceeded $75 million, calculated using the closing price of our common stock on March 3, 2026 (within the 60-day measurement period permitted under General Instruction I.B.6 of Form S-3). As a result, we are no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3. On May 6, 2026, we filed Amendment No. 10 to the prospectus supplement to reflect the removal of the I.B.6 sales limitations. Following the filing of Amendment No. 10, the aggregate amount of shares available for sale under the ATM Agreement was $65,000,000, and the maximum aggregate offering amount was increased to $89,208,000 (inclusive of shares previously sold).

Management believes the expanded ATM capacity provides a significant opportunity to accelerate the expansion of the Company’s oil and gas assets in both Canada and the U.S., as we seek to acquire assets generating more significant cash flow with high-impact growth potential.

Capital Land Services Acquisition

On August 20, 2025, we, through our wholly owned subsidiary Trio Canada, entered into an Asset Purchase Agreement (“APA”) with Capital Land Services Ltd. (“Capital Land”). Pursuant to the APA, Trio Canada agreed to acquire certain mineral leasehold interests and related rights located in the County of Vermilion River, Alberta, Canada, together with associated contracts, permits, and registrations (collectively, the “Assets”). The total purchase price consists of CAD $150,000 in cash and the issuance of restricted shares of our common stock having an aggregate value of CAD $150,000.

On November 3, 2025, the transactions contemplated under the APA were completed (the “Capital Land Acquisition”). At closing, Trio Canada paid Capital Land CAD $150,000 in cash and we issued 11,581 restricted shares of our common stock to Capital Land. In exchange, Trio Canada acquired the Assets, including certain wells that had been purchased out of receivership. Due to regulatory requirements of the Alberta Energy Regulator (“AER”), we arranged for all applicable licenses to be transferred to Novacor, an experienced operator with whom we have an existing commercial relationship. Novacor utilizes Capital Land as its AER agent. In consideration for Capital Land’s services as AER agent, we granted Capital Land a 1% gross overriding royalty with respect to the mineral rights, for as long as Capital Land continues to provide such services.

The Assets acquired from Capital Land included two wells that had been purchased out of receivership, in which we hold a 99% working interest and for which Novacor holds the licenses issued by the AER pending their transfer to us. The wells were non-producing at acquisition and commenced production in May 2026. In connection with the commencement of production, we recognized an asset retirement obligation of CAD $53,478 (US $38,120) during the third quarter of fiscal 2026. See Note 5 - Oil and Natural Gas Properties to the unaudited condensed consolidated financial statements.

Asset Purchase Transaction with Novacor Exploration Ltd.

On December 30, 2025, we, through our wholly owned subsidiary Trio Canada, entered into an Asset Purchase Agreement with Novacor to acquire certain oil and gas assets located in the Lloydminster, Saskatchewan heavy oil region of Canada. The acquired assets include working interests in petroleum and natural gas leases, mineral rights, wells, surface rights, and related contracts, leases, and permits. Trio Canada also assumed certain specified liabilities of Novacor associated with the acquired assets.

The contractual purchase price was CAD $1,000,000 (US $730,300), payable through the issuance of 101,431 restricted shares of our common stock. The Novacor Acquisition closed simultaneously with the execution of the Asset Purchase Agreement on December 30, 2025. At closing, title to the acquired assets was transferred to Trio Canada, and we issued the 101,431 restricted shares of common stock to Novacor.

In accordance with ASC 820, we measured the equity consideration at its fair value of $748,649 based on the closing price of our common stock on the December 30, 2025 acquisition date. The difference between this GAAP fair value and the contractual CAD $1,000,000 (US $730,300) value reflects changes in our stock price between the agreement date and the closing date. See Note 5 – Oil and Natural Gas Properties to the unaudited condensed consolidated financial statements.

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

Although the Novacor Acquisition closed on December 30, 2025, the Asset Purchase Agreement provides for an Accounting Adjustment Date, or effective date, of April 1, 2026, as of which the revenues and expenses attributable to the acquired assets are apportioned between the parties. Novacor remains entitled to the revenues, and responsible for the expenses, from the ownership and operation of the acquired assets for periods prior to April 1, 2026, and the Company becomes entitled to such revenues, and responsible for such expenses, only from and after that date. Consistent with this arrangement, Novacor continues to act as the on-site operator of the assets following closing, as described above. Accordingly, the Company’s results of operations for the three and nine months ended July 31, 2026 reflect revenue from these assets only to the extent that production on or after April 1, 2026 was sold during the period. Consistent with the Company’s revenue recognition policy under ASC 606, such revenue is recognized when control of the produced volumes transfers to the customer.

In connection with the closing, on December 30, 2025, we entered into a Registration Rights Agreement with Novacor (the “Registration Rights Agreement”) providing Novacor with “piggyback” registration rights with respect to the 101,431 shares of common stock issued to Novacor (the “Registrable Securities”), subject to customary limitations and restrictions, requiring us to file a resale registration statement covering the Registrable Securities on or before March 31, 2026 if the Registrable Securities were not included in a piggyback registration statement filed by that date. On April 3, 2026, we filed a Registration Statement on Form S-3 (File No. 333-294870) registering the resale of the Registrable Securities together with 49,572 shares previously issued to McDermott Will & Schulte LLP in the March 2026 settlement of legal fees described in Note 9 – Stockholders’ Equity to the unaudited condensed consolidated financial statements. The Registration Statement was declared effective on April 13, 2026. We have agreed to pay all fees relating to the registration of the Registrable Securities, other than broker or similar commissions payable by a holder.

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

2026 Annual Meeting of Stockholders

On May 21, 2026, we held our annual meeting of stockholders. Our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock, if deemed necessary by our Board (the “Board”), at a ratio of not less than one-for-two and not more than one-for-ten, with the exact ratio to be determined by the Board in its sole discretion. On August 12, 2026, the Board fixed the ratio at one-for-nine by unanimous written consent, and on August 28, 2026 we effected the Reverse Stock Split by filing a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. As a result, every nine shares of our issued and outstanding common stock were combined into one share, without any change to the par value of $0.0001 per share or to the number of authorized shares of common stock or preferred stock. No fractional shares were issued; stockholders who would otherwise have been entitled to a fractional share received a cash payment based upon cash-in-lieu rate of $1.8819 per share, in lieu of that fractional share. Accordingly, all share and per-share amounts presented in this Quarterly Report have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. See the Special Note Regarding the August 2026 Reverse Stock Split and Note 10 - Subsequent Events to the unaudited condensed consolidated financial statements.

Our stockholders also approved an amendment to our 2022 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance by 388,889 shares, from 328,043 shares to 716,932 shares. In addition, our stockholders elected Robin Ross as a Class III director for a three-year term and ratified the appointment of Bush & Associates CPA LLC as our independent registered public accounting firm for the fiscal year ending October 31, 2026.

Executive and Director Compensation Arrangements

On June 2, 2026, the Compensation Committee of our Board approved certain compensation actions for our executive officers and non-employee directors, including changes to our Chief Executive Officer’s compensation, one-time restricted share grants under our 2022 Equity Incentive Plan, and an increase in non-employee director cash compensation. With respect to our Chief Executive Officer, the Compensation Committee approved (i) an increase in his annual base salary from $400,000 to $600,000, effective June 1, 2026; (ii) an increase in his maximum annual discretionary cash bonus from 100% to 200% of his annual base salary actually received in the applicable year; (iii) a one-time restricted share grant of 166,667 shares of our common stock, vesting upon issuance; and (iv) a cash bonus of $300,000, which was accrued as of July 31, 2026 and remained unpaid as of the date of this report. With respect to our Chief Financial Officer, the Compensation Committee approved a one-time restricted share grant of 22,222 shares of our common stock, vesting upon issuance; no changes were made to his base salary or bonus arrangements. Separately, effective July 1, 2026, the Company and its Chief Financial Officer amended his independent contractor agreement to increase his monthly fee from $15,000 to $17,000. No other changes were made to his compensation arrangements.

The Compensation Committee also approved one-time restricted share grants to our non-employee directors, vesting upon issuance, totaling 177,778 shares, and a 15% increase in annual cash compensation for non-employee directors, increasing the annual retainer from $50,000 to $57,500 and committee service compensation from $10,000 to $11,500 per committee, effective June 1, 2026. The restricted share grants described above, totaling 366,667 shares, were made under our 2022 Equity Incentive Plan and vest upon issuance. Because these awards vest upon issuance and are not subject to future service or performance conditions, we recognized stock-based compensation expense of $1,254,000 for these grants, measured at the grant-date fair value of $3.42 per share in accordance with ASC 718, during the three and nine months ended July 31, 2026. As of July 31, 2026, none of these shares had been issued.

Relocation of Principal Executive Offices

In June 2026, our Board approved the relocation of our principal executive offices from Malibu, California to One Park Place, 621 NW 53rd Street, Suite 125, Boca Raton, Florida 33487, and the relocation took effect in July 2026.

Going Concern Considerations

We continue to incur operating losses and have not yet generated sufficient revenues to support our operations. As of July 31, 2026, we had an accumulated deficit of $31,602,327 and working capital of $23,477,554. For the three and nine months ended July 31, 2026, we incurred net losses of $1,971,426 and $4,246,515, respectively, and used $2,550,968 of cash in operating activities. Our auditors, in their report accompanying our audited financial statements as of October 31, 2025, provided that our financial situation raised substantial doubt about our ability to continue as a going concern. Pursuant to the sale of an aggregate of 3,860,043 shares of common stock under the ATM Agreement and as a result of our having raised gross proceeds of $26,994,847 during the nine months ended July 31, 2026, management no longer believes that there is a substantial doubt about our ability to continue as a going concern following the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Since inception, we have funded our operations primarily through equity and debt financings, including proceeds from common stock issuances, our April 2023 initial public offering, multiple convertible note financings, promissory notes, and sales under ATM offering programs. During the nine months ended July 31, 2026, we sold an aggregate of 3,860,043 shares of common stock under the ATM program for total gross proceeds of $26,994,847. On May 6, 2026, we filed Amendment No. 10 to the prospectus supplement reflecting that, based on the Company’s public float having exceeded $75 million as of April 14, 2026, the Company is no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3. Following Amendment No. 10, the aggregate amount of shares available for sale under the ATM Agreement was $65,000,000.

These capital raises significantly improved our liquidity position and are expected to be sufficient to fund our operating and capital requirements for at least twelve months from the date of issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Management evaluated whether these capital raises, together with our operating plans, alleviate the conditions that initially raised substantial doubt about our ability to continue as a going concern. Based on the additional capital raised during the nine months ended July 31, 2026, management concluded that its plans are probable of being effectively implemented and sufficient to address the Company’s liquidity needs for the twelve-month period following issuance. Accordingly, while substantial doubt previously existed, the raising of additional capital under the ATM Agreement and management’s plans have alleviated that substantial doubt as of the date of issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Our unaudited condensed consolidated financial statements continue to be prepared on a going-concern basis and do not include any adjustments to the carrying amounts or classification of assets and liabilities that may result from future developments. Additional information regarding our going-concern assessment is provided in Note 3 – Going Concern and Management’s Liquidity Plans to the unaudited condensed consolidated financial statements, which are included in this Quarterly Report on Form 10-Q.

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

In connection with our December 2025 acquisition of additional oil and gas assets in the Lloydminster, Saskatchewan heavy oil region from Novacor, we are recognizing revenue from these assets in accordance with applicable accounting standards. The assets are already producing and, based on management’s current expectations, are anticipated to materially expand our production levels, providing near-term cash flow and further supporting our strategy of scaling through disciplined, accretive acquisitions.

In May 2026, the two wells in the County of Vermilion River, Alberta acquired in the November 2025 Capital Land Acquisition commenced production. As a result, our producing wells at July 31, 2026 were located in both Saskatchewan and Alberta. In connection with the commencement of production, we recognized an asset retirement obligation of CAD $53,478 (US $38,120) during the third quarter of fiscal 2026, and we will continue to evaluate the productive capacity of these wells as additional production history becomes available.

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

We believe the significant additional capital (more than $20 million) raised through our at-the-market offering program during 2026 represents a transformational step for our company, enabling us to accelerate the pursuit of larger oil and gas acquisitions over the coming quarters. This expanded capital capacity enhances our ability to target projects in both Canada and the United States in the range of 350 to 1,000 barrels per day, significantly expanding our production profile and long-term growth potential.

We are actively reviewing a number of producing as well as exploration oil and gas asset acquisition opportunities and believe that the current market environment presents both opportunities and challenges for prospective buyers. With oil prices stronger and global demand for oil remaining robust, many producers and asset owners are increasingly confident that commodity prices could remain strong or increase in the future. As a result, sellers are frequently seeking higher valuations for their producing properties. At the same time, naturally declining production from existing oil and gas wells creates an ongoing requirement for producers to replace declining volumes and identify new sources of production.

In response to these market conditions, we have begun expanding our growth strategy beyond acquisitions to include the identification and development of new drilling opportunities. We also believe that developing the internal and external expertise necessary to identify attractive drilling opportunities can provide us with an important additional avenue for growth, particularly at a time when acquisition valuations for producing properties have become increasingly competitive. See “Recent Developments - Ladenburg ATM Agreement” above for further information on our 2026 capital raising activities that we believe we support our growth and development plans.

Our ability to execute our development plans and grow our business will depend in part on our ability to identify attractive oil and gas assets, use our capital stock as currency for such acquisition and continued access to capital markets and our ability to secure additional financing on acceptable terms.

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

Results of Operations

Three Months Ended July 31, 2026 compared to the Three Months Ended July 31, 2025 (unaudited)

Our financial results for the three months ended July 31, 2026 and 2025 are summarized as follows:

	For the Three Months Ended July 31,
	2026	2025	Change	% Change
Revenues, net	$348,581	$192,395	$156,186	81.2%
Cost of goods sold	240,428	98,489	141,939	144.1%
Gross profit	108,153	93,906	14,247	15.2%

Operating expenses:
Exploration expense	$37,214	$(266)	$37,480	n/m
General and administrative expense	922,944	671,741	251,203	37.4%
Stock-based compensation expense	1,254,000	96,762	1,157,238	1,196.0%
Accretion expense	4,694	695	3,999	575.4%
Total operating expenses	2,218,852	768,932	1,449,920	188.6%
Loss from Operations	(2,110,699)	(675,026)	(1,435,673)	212.7%

Other (income) expenses, net:
Interest expense	2,119	147,552	(145,433)	(98.6)%
Loss on abandonment of oil and gas properties	-	37,344	(37,344)	(100.0)%
Loss on note conversion	-	535,620	(535,620)	(100.0)%
Dividend income	(182,883)	-	(182,883)	n/m
Loss (gain) on foreign currency transactions	41,491	(8,819)	50,310	n/m
Total other (income) expenses, net	(139,273)	711,697	(850,970)	n/m
Loss before income taxes	(1,971,426)	(1,386,723)	(584,703)	42.2%
Provision for income taxes	-	-	-	-
Net loss	$(1,971,426)	$(1,386,723)	$(584,703)	42.2%

Revenues, net

Revenues, net for the three months ended July 31, 2026 were $348,581, compared to $192,395 for the three months ended July 31, 2025, an increase of $156,186, or 81.2%. Prior-year revenues were from the sale of approximately 4,000 barrels of oil produced from our assets in the Lloydminster, Saskatchewan region. Current-period revenues were from the sale of approximately 5,400 barrels of oil produced from our Canadian properties, which now include the two wells in the County of Vermilion River, Alberta that commenced production in May 2026.

Cost of goods sold

Cost of goods sold consists primarily of lease operating expenses, including well workover, servicing, repair and maintenance costs, and other field operating and production costs associated with our oil and gas properties. Cost of goods sold for the three months ended July 31, 2026 was $240,428, compared to $98,489 for the three months ended July 31, 2025, an increase of $141,939, or 144.1%. The increase reflects the expansion of our Canadian operations following the December 2025 Novacor Acquisition and continued well servicing and workover activity across the acquired wells, together with the addition of the two wells in the County of Vermilion River, Alberta that commenced production in May 2026. We reported gross profit of $108,153 for the three months ended July 31, 2026, compared to gross profit of $93,906 in the prior year period, an increase of $14,247, or 15.2%.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory, geological and geophysical costs, delay rentals, and exploratory overhead, and are expensed as incurred. Exploration expense for the three months ended July 31, 2026 was $37,214, compared to a credit balance of $266 for the three months ended July 31, 2025, a change of $37,480. Current-period exploration expense consists of South Salinas Project costs allocated to us and billed by Trio LLC as operator, principally regulatory and permitting costs, including the Bradley underground injection control review under the California Environmental Quality Act and the 2026 idle well management plan, together with lease insurance and bonding, landman services, and lease rental and easement payments. The prior-year credit balance resulted primarily from the reversal of an accrued estimate recorded in the preceding quarter for exploration costs associated with the McCool Ranch property, which was terminated during fiscal 2025.

General and administrative expenses

General and administrative expenses for the three months ended July 31, 2026 were $922,944, compared to $671,741 for the three months ended July 31, 2025, an increase of $251,203, or 37.4%. The increase was driven primarily by the June 2026 compensation actions, being the $300,000 cash bonus awarded to our Chief Executive Officer, which was accrued as of July 31, 2026 and remained unpaid as of the date of this report, and the increase in his annual base salary from $400,000 to $600,000 effective June 1, 2026. The remainder of the change reflects ordinary movements in accounting, legal, consulting and professional fees, partially offset by lower director compensation, which was $74,256 for the current quarter compared to $80,007 for the prior year quarter. General and administrative expenses for the quarter are also net of $59,500 of at-the-market offering costs reclassified from general and administrative expense to additional paid-in capital.

Stock-based compensation expense

We record stock-based compensation expense for costs associated with options and restricted shares granted under the Plan, as well as for shares issued as payment for services. Stock-based compensation expense for the three months ended July 31, 2026 was $1,254,000, compared to $96,762 for the three months ended July 31, 2025, an increase of $1,157,238. The increase is attributable in full to the one-time restricted share grants of 366,667 shares approved by the Compensation Committee under the 2022 Equity Incentive Plan on June 2, 2026. Because those awards vest upon issuance and are not subject to any future service or performance condition, we recognized the entire grant-date fair value of $1,254,000, measured at the $3.42 closing price of our common stock on June 2, 2026, during the quarter.

Accretion expense

Accretion expense for the three months ended July 31, 2026 was $4,694, compared to $695 for the three months ended July 31, 2025, an increase of $3,999, or 575.4%. The increase reflects the asset retirement obligation recognized in December 2025 in connection with the Novacor Acquisition of oil and gas assets in Saskatchewan, together with the additional asset retirement obligation of CAD $53,478 (US $38,120) recognized in the third quarter of fiscal 2026 on the two Alberta wells that commenced production in May 2026. Each obligation is accreted to its estimated settlement amount over the expected life of the related assets.

Other (income) expenses, net

Other (income) expenses, net was net income of $139,273 for the three months ended July 31, 2026, compared to net expense of $711,697 in the prior year period, a favorable change of $850,970. The components of this change were as follows.

Interest expense decreased by $145,433, or 98.6%, to $2,119. Our August 2025 convertible promissory notes were fully converted or extinguished by February 13, 2026, so no amortization of debt discounts was recognized during the current quarter. The remaining interest expense consists of finance charges on our directors and officers insurance premium finance agreement. There was no loss on abandonment of oil and gas properties during the current period, compared to $37,344 in the prior year. There was no loss on conversion of convertible notes during the current period, compared to $535,620 in the prior year, as all such notes were converted or extinguished during the first half of fiscal 2026. Dividend income of $182,883 was earned on our holdings in the Vanguard Treasury Money Market Fund, with no comparable amount in the prior year.

We recognized a loss on foreign currency transactions of $41,491 during the current period, compared to a gain of $8,819 in the prior year, a change of $50,310. The current-period loss arose on the remeasurement of the intercompany promissory note and the related intercompany balances between Trio Petroleum Corp and Trio Canada, which are denominated in a currency other than the functional currency of the entity that carries them.

Nine Months Ended July 31, 2026 compared to the Nine Months Ended July 31, 2025 (unaudited)

Our financial results for the nine months ended July 31, 2026 and 2025 are summarized as follows:

	For the Nine Months Ended July 31,
	2026	2025	Change	% Change
Revenues, net	$679,031	$226,485	$452,546	199.8%
Cost of goods sold	623,150	107,751	515,399	478.3%
Gross profit	55,881	118,734	(62,853)	(52.9)%

Operating expenses:
Exploration expense	$85,330	$35,616	$49,714	139.6%
General and administrative expense	2,795,174	2,138,768	656,406	30.7%
Stock-based compensation expense	1,379,962	702,728	677,234	96.4%
Accretion expense	10,257	2,084	8,173	392.2%
Total operating expenses	4,270,723	2,879,196	1,391,527	48.3%
Loss from Operations	(4,214,842)	(2,760,462)	(1,454,380)	52.7%

Other (income) expenses, net:
Interest expense	161,238	496,072	(334,834)	(67.5)%
Loss on abandonment of oil and gas properties	-	611,763	(611,763)	(100.0)%
(Gain) loss on extinguishment of liabilities	(8,473)	90,200	(98,673)	n/m
Loss on note conversion	84,517	616,322	(531,805)	(86.3)%
Settlement income	(43,532)	-	(43,532)	n/m
Dividend income	(203,568)	-	(203,568)	n/m
Loss (gain) on foreign currency transactions	41,491	(8,819)	50,310	n/m
Total other (income) expenses, net	31,673	1,805,538	(1,773,865)	(98.2)%
Loss before income taxes	(4,246,515)	(4,566,000)	319,485	(7.0)%
Provision for income taxes	-	-	-	-
Net loss	$(4,246,515)	$(4,566,000)	$319,485	(7.0)%

Revenues, net

Revenues, net for the nine months ended July 31, 2026 were $679,031, compared to $226,485 for the nine months ended July 31, 2025, an increase of $452,546, or 199.8%. Prior-year revenues were from the sale of approximately 4,550 barrels of oil produced from our assets in the Lloydminster, Saskatchewan region. Current-period revenues were from the sale of approximately 11,757 barrels of oil produced from our Canadian properties in the Lloydminster, Saskatchewan region and the County of Vermilion River, Alberta, where two wells commenced production in May 2026.

Cost of goods Sold

Cost of goods sold for the nine months ended July 31, 2026 was $623,150, compared to $107,751 for the nine months ended July 31, 2025, an increase of $515,399, or 478.3%. The increase reflects the substantial expansion of our Canadian operations following the December 2025 Novacor Acquisition, together with the well workover and remediation activity concentrated in the second quarter of fiscal 2026. We reported gross profit of $55,881 for the nine months ended July 31, 2026, compared to gross profit of $118,734 in the prior year period, a decrease of $62,853, or 52.9%. The decline is attributable to the second quarter, in which we incurred significant workover and remediation costs on wells that produced minimal or no revenue during that period. We reported gross profit of $53,791 in the first quarter and a gross loss of $106,063 in the second quarter, and returned to gross profit of $108,153 in the third quarter as those workover programs were completed.

Exploration expenses

Under the successful efforts method of accounting for crude oil and natural gas properties, exploration expenses consist primarily of exploratory, geological and geophysical costs, delay rentals, and exploratory overhead, and are expensed as incurred. Exploration expense for the nine months ended July 31, 2026 was $85,330, compared to $35,616 for the nine months ended July 31, 2025, an increase of $49,714, or 139.6%. The increase reflects a higher level of allocated South Salinas Project costs billed by Trio LLC as operator, principally regulatory, permitting and lease maintenance costs incurred as we continued to advance conditional use and water disposal permitting with Monterey County, the California Geologic Energy Management Division and the California Water Boards. The prior-year period was also reduced by the reversal of accrued exploration costs associated with the McCool Ranch property.

General and administrative expenses

General and administrative expenses for the nine months ended July 31, 2026 were $2,795,174, compared to $2,138,768 for the nine months ended July 31, 2025, an increase of $656,406, or 30.7%. Of that increase, $405,203 arose in the first six months of the fiscal year and was driven principally by higher legal fees, consulting fees, bonus expense, franchise taxes and filing fees, partially offset by lower salaries and wages. The remaining $251,203 arose in the third quarter and reflects the June 2026 compensation actions, being the $300,000 cash bonus awarded to our Chief Executive Officer and the increase in his annual base salary from $400,000 to $600,000 effective June 1, 2026. General and administrative expenses for the nine months ended July 31, 2026 are net of at-the-market offering costs reclassified to additional paid-in capital, consisting of $104,896 in the first six months and $59,500 in the third quarter.

Stock-based compensation expense

Stock-based compensation expense for the nine months ended July 31, 2026 was $1,379,962, compared to $702,728 for the nine months ended July 31, 2025, an increase of $677,234, or 96.4%. The current period comprises $1,254,000 recognized on the June 2, 2026 restricted share grants described above and $125,962 of expense on restricted share awards granted in prior fiscal periods that completed vesting during the first six months of fiscal 2026. No unrecognized compensation cost remained under the Plan at July 31, 2026.

Accretion expense

Accretion expense for the nine months ended July 31, 2026 was $10,257, compared to $2,084 for the nine months ended July 31, 2025, an increase of $8,173, or 392.2%. Accretion on the South Salinas Project wellbores, which was the only asset retirement obligation outstanding in the prior year period, was substantially unchanged at approximately $2,084. The entire increase is attributable to the two Canadian obligations, being the December 2025 Novacor obligation and the Alberta obligation recognized in the third quarter of fiscal 2026. Each obligation is accreted to its estimated settlement amount over the expected life of the related assets.

Other (income) expenses, net

Other (income) expenses, net was net expense of $31,673 for the nine months ended July 31, 2026, compared to $1,805,538 in the prior year period, a favorable change of $1,773,865. The components of this change were as follows.

Interest expense decreased by $334,834, or 67.5%, to $161,238. Substantially all of the current-year interest was incurred in the first half of the fiscal year and consisted principally of $157,825 of non-cash amortization of debt discounts on our August 2025 convertible promissory notes, which were fully converted or extinguished by February 13, 2026. The remaining interest expense, including $2,119 in the third quarter, consists of finance charges on our directors and officers insurance premium finance agreement. There was no loss on abandonment of oil and gas properties during the current period, compared to $611,763 in the prior year.

We recognized a net gain on extinguishment of liabilities of $8,473 in the current period, compared to a loss of $90,200 in the prior year. The current-period amount reflects a gain of $13,473 on the March 2026 settlement of past-due legal fees with McDermott Will & Schulte LLP through the issuance of 49,572 restricted shares of common stock, net of a loss of approximately $5,000 recognized in connection with the conversion of the August 2025 convertible promissory notes.

Loss on conversion of the August 2025 convertible promissory notes was $84,517, compared to $616,322 in the prior year, a decrease of $531,805, or 86.3%. All such notes were converted or extinguished by February 13, 2026.

Settlement income of $43,532 represents our distribution from a class action settlement involving BF Borgers CPA PC, our former independent registered public accounting firm, with no comparable amount in the prior year. Dividend income of $203,568 was earned on our holdings in the Vanguard Treasury Money Market Fund, with no comparable amount in the prior year.

We recognized a loss on foreign currency transactions of $41,491 during the current period, compared to a gain of $8,819 in the prior year, a change of $50,310. The loss arose on the remeasurement of the intercompany promissory note and the related intercompany balances between Trio Petroleum Corp and Trio Canada, which are denominated in a currency other than the functional currency of the entity that carries them.

Liquidity and Capital Resources

Working Capital

A comparison of our working capital is presented below:

	July 31, 2026	October 31, 2025
Current assets	$24,678,238	$1,070,988
Current liabilities	1,200,684	1,856,890
Working capital	$23,477,554	$(785,902)

Our working capital position improved significantly as of July 31, 2026 compared to October 31, 2025. The improvement was primarily driven by the additional capital raised under our at-the-market offering program during the nine months ended July 31, 2026, which strengthened our cash position and reduced our reliance on short-term liabilities to fund operations. As a result, we moved from a working capital deficiency at October 31, 2025 to a positive working capital position at July 31, 2026. We expect that our enhanced liquidity, together with our current operating plans, will support our near-term development activities and ongoing operations.

Current assets increased by $23,607,250, driven by an increase in cash and cash equivalents of $23,410,622 reflecting the net proceeds of our at-the-market offering program, together with increases of $99,206 in prepaid expenses and $97,422 in accounts receivable. During the nine months ended July 31, 2026, we sold an aggregate of 3,860,043 shares of common stock under the ATM program for total gross proceeds of approximately $26,994,847, resulting in net proceeds of approximately $26,020,227. Current liabilities decreased by $656,206, driven primarily by the elimination of our convertible notes, which had a net carrying value of $467,179 at October 31, 2025 and were fully converted or extinguished by February 13, 2026, and by a decrease of $250,040 in accounts payable and accrued liabilities, which is net of the $300,000 cash bonus accrued during the period. Those decreases were partially offset by increases of $32,849 in other current liabilities, $15,952 in amounts due to operators and $12,212 in the current portion of our asset retirement obligations.

Cash Flows

Our cash flows for the nine months ended July 31, 2026, in comparison to our cash flows for the nine months ended July 31, 2025, can be summarized as follows:

	Nine months ended July 31,
	2026	2025
Net cash used in operating activities	$(2,550,968)	$(2,015,896)
Net cash used in investing activities	(92,360)	(966,555)
Net cash provided by financing activities	26,020,227	3,250,351
Effect of foreign currency exchange	33,723	30,520
Net change in cash	$23,410,622	$298,420

Cash Flows from Operating Activities

Net cash used in operating activities was $2,550,968 for the nine months ended July 31, 2026, compared to $2,015,896 for the nine months ended July 31, 2025, an increase of $699,468. Our net loss decreased by $319,485 period over period, but the prior year loss carried substantially higher non-cash charges, and non-cash adjustments declined by $816,370. That decline was driven by the $611,763 loss on abandonment of oil and gas properties recognized in the prior year with no comparable charge in the current period, a $531,805 decrease in the loss on the issuance of common shares in lieu of cash for debt payments, a $331,967 decrease in the amortization of debt discounts, and a $98,673 swing on extinguishment of liabilities, from a $90,200 loss in the prior year to an $8,473 gain in the current period, partially offset by a $677,234 increase in stock-based compensation. Current-period non-cash adjustments consisted of $1,379,962 of stock-based compensation, $157,825 of amortization of debt discounts, $86,910 of common shares issued for services, $84,517 of loss on the issuance of common shares in lieu of cash for debt payments, $13,521 of depreciation and $10,257 of accretion expense, partially offset by the $8,473 net gain on extinguishment of liabilities. Changes in operating assets and liabilities used $28,972 of cash in the current period, compared to providing $9,215 in the prior year period, as increases of $105,514 in accounts receivable and $99,773 in prepaid expenses and other receivables were partially offset by increases of $143,469 in accounts payable and accrued liabilities and $32,846 in other liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $92,360 for the nine months ended July 31, 2026, compared to $966,555 for the nine months ended July 31, 2025. Current-period outflows consisted of the CAD $150,000 (US $108,312) cash portion of the Capital Land asset acquisition purchase price, translated at the average rate for the period, partially offset by a $15,952 increase in amounts due to operators. Investing outflows in the prior year period were driven primarily by $893,149 of capital expenditures for unproved oil and gas properties, principally the Lloydminster, Saskatchewan properties acquired in April 2025, together with $73,406 related to amounts due to operators.

Cash Flows from Financing Activities

Net cash provided by financing activities was $26,020,227 for the nine months ended July 31, 2026, compared to $3,250,351 for the nine months ended July 31, 2025. Financing inflows for the current period consisted of net proceeds from sales of common stock under our at-the-market offering program, under which we sold an aggregate of 3,860,043 shares for total gross proceeds of approximately $26,994,847. Financing inflows in the prior year period consisted primarily of $3,475,648 of proceeds from sales under our prior ATM facility and $606,000 of proceeds from the issuance of convertible debt, partially offset by $43,330 of debt issuance costs, $199,332 of related party debt repayments, and $588,635 of promissory note repayments.

Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have historically experienced liquidity constraints due to our limited ability to raise capital on acceptable terms and have relied on the issuance of equity and convertible promissory notes and sales under our at-the-market offering programs to support our operations. During the nine months ended July 31, 2026, we sold an aggregate of 3,860,043 shares of common stock under the ATM program for total gross proceeds of approximately $26,994,847, with all such sales completed on or before July 8, 2026. On May 6, 2026, we filed Amendment No. 10 to the prospectus supplement reflecting that, based on the Company’s public float having exceeded $75 million as of April 14, 2026, the Company is no longer subject to the baby shelf sales limitations under General Instruction I.B.6 of Form S-3. Following Amendment No. 10, the aggregate amount of common stock available for sale under the ATM Agreement was $65,000,000.

These capital raises significantly strengthened our capital resources by improving our cash position and eliminating our working capital deficit. Based on the capital raised during the nine months ended July 31, 2026, together with management’s current operating plans, we believe that our existing cash resources are sufficient to meet our working capital and capital expenditure requirements for at least twelve months following the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Property Leases Held by Production – Saskatchewan, Canada

In April 2025, we acquired oil and gas lease rights for four properties located in Saskatchewan, Canada. The leases total 320 net acres and are held by production. As of July 31, 2026, we remained in compliance with all lease terms. We made lease payments of $7,019 and $17,294 during the three and nine months ended July 31, 2026, respectively.

Property Interests – County of Vermilion River, Alberta, Canada

In November 2025, we acquired mineral leasehold interests and related rights in the County of Vermilion River, Alberta, together with two wells that had been purchased out of receivership, in which we hold a 99% working interest. Novacor holds the licenses issued by the Alberta Energy Regulator pending their transfer to us, and in consideration for Capital Land Services Ltd. acting as Novacor’s agent before that regulator we granted Capital Land a 1% gross overriding royalty on the mineral rights, which continues for as long as Capital Land provides those services. The two wells commenced production in May 2026. As of July 31, 2026, we remained in compliance with the terms of these interests.

Board of Directors Compensation

Under a compensation plan approved on July 11, 2022, non-employee directors are entitled to an annual cash retainer, plus an additional amount for each Board committee served, with payments made quarterly in arrears. During the current period, the Compensation Committee approved a 15% increase in non-employee director cash compensation, increasing the annual cash retainer from $50,000 to $57,500 and the committee fee from $10,000 to $11,500 per committee, effective June 1, 2026. For the three and nine months ended July 31, 2026, we recognized director compensation expense of $74,256 and $217,602, respectively, and for the three and nine months ended July 31, 2025, we recognized director compensation expense of $80,007 and $241,682, respectively.

Agreements with Advisors

Spartan Capital Securities, LLC

We previously entered into placement agent agreements with Spartan Capital Securities, LLC (“Spartan”) in connection with our IPO, subsequent private placements and our first ATM offering, which occurred in September 2024. Under these agreements, with respect to the IPO and subsequent private placements, Spartan received cash fees and warrants to purchase common stock, and cash fees only, with respect to the ATM offering. All warrants issued to Spartan remain outstanding as of July 31, 2026.

Ladenburg Thalmann & Co. Inc.

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

During the nine months ended July 31, 2026, we sold an aggregate of 3,860,043 shares of common stock under the ATM Agreement for total gross proceeds of approximately $26,994,847, with all such sales completed on or before July 8, 2026, resulting in net proceeds of approximately $26,020,227 after Sales Agent commissions of 3.0% of gross proceeds and other offering costs. On May 6, 2026, we filed Amendment No. 10 to the prospectus supplement reflecting that, based on our public float having exceeded $75 million as of April 14, 2026, we are no longer subject to the sales limitations under General Instruction I.B.6 of Form S-3. Following Amendment No. 10, the aggregate amount of common stock available for sale under the ATM Agreement was $65,000,000.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We base our estimates and assumptions on historical experience, current conditions, and other factors that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates. Our critical accounting policies and estimates are those that require significant judgment and are most important to the portrayal of our financial condition and results of operations.

The critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended October 31, 2025 continue to be our critical accounting policies for the nine months ended July 31, 2026. There have been no material changes to these policies during the current interim period, except as noted below where updates relate to recent acquisitions or current-period activity. Additional information regarding these policies is included in Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

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

During the nine months ended July 31, 2026, we continued to evaluate the wells acquired in the April 2025 and December 2025 Novacor acquisitions and the November 2025 Capital Land Acquisition. These wells remain in early production and evaluation stages, and we expect to update reserve estimates once additional production history is available. No material changes were made to our capitalization or evaluation policies during the current period.

Proved and Unproved Oil and Natural Gas Properties

Unproved oil and natural gas properties continue to be assessed for impairment on a property-by-property basis based on remaining lease terms, drilling results, and future development plans. As of July 31, 2026, our unproved properties remain in exploration or early evaluation stages, and no material impairments were recorded during the period.

Proved properties are subject to depreciation, depletion, and amortization (“DD&A”) using the unit-of-production method based on proved reserves. As of July 31, 2026, we continue to evaluate the reserve potential of our recently acquired Canadian properties in Saskatchewan and Alberta. Reserve values will be incorporated into our DD&A calculations once sufficient production history and engineering data are available. There were no material changes to our DD&A methodology during the quarter.

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

During the nine months ended July 31, 2026, we monitored commodity prices, production trends, and operating results for indicators of impairment. No triggering events were identified that required an impairment charge during the period. Our impairment methodology remains unchanged from that disclosed in our Form 10-K.

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

During the first quarter of fiscal 2026, we recorded an initial ARO liability of CAD $169,125 (US $124,201) in connection with the December 2025 acquisition of oil and gas assets from Novacor Exploration Ltd. The ARO was measured based on well-specific abandonment and reclamation cost estimates included in the independent Petrotech reserve and economics report, which was prepared in accordance with COGE Handbook standards and served as an input in the valuation basis for the acquired petroleum assets.

During the third quarter of fiscal 2026, in connection with the commencement of production at the two Alberta wells acquired in the November 2025 Capital Land Acquisition, we recognized an additional asset retirement obligation of CAD $53,478 (US $38,120), with an equal asset retirement cost capitalized into the carrying amount of the related properties. We did not recognize the obligation at the November 2025 acquisition date because the wells were non-producing unproved property and a reasonable estimate of the abandonment and reclamation cost was not then available. We measured the obligation using an undiscounted abandonment and reclamation cost estimate of CAD $138,708 obtained from the Alberta Energy Regulator liability assessment for the two wells, discounted at 10% over an estimated remaining productive life of ten years. The estimate requires significant judgment as to both the amount and the timing of the eventual settlement, and a change in either the discount rate or the estimated productive life would change the recorded obligation.

We are continuing to evaluate certain assumptions related to the timing and method of abandonment activities for the Canadian wells. Any refinements to these assumptions will be reflected in future periods as changes in estimate under ASC 410. No revisions to the estimates underlying our existing asset retirement obligations were recorded during the nine months ended July 31, 2026, and accretion expense is recognized on each obligation every period. See the discussion of accretion expense under “Results of Operations” above and Note 5 – Oil and Natural Gas Properties to our unaudited condensed consolidated financial statements.

Fair Value Measurements

We apply the fair value hierarchy under ASC 820 to measure certain assets and liabilities. Our financial instruments, including cash, payables, and short-term obligations, approximate fair value due to their short maturities.

During the nine months ended July 31, 2026, the fair value measurements we performed related principally to shares of our common stock issued or issuable as consideration in various transactions, including the November 2025 Capital Land and December 2025 Novacor asset acquisitions, the March 2026 settlement of past-due legal fees, the one-time restricted share grants approved on June 2, 2026, and the July 1, 2026 consultant share award. Because these measurements are based on quoted market prices for our common stock, they are classified as Level 1 fair value measurements.

We also measured the asset retirement obligation recognized in the third quarter of fiscal 2026 on the two Alberta wells at fair value on a non-recurring basis. That measurement uses significant unobservable inputs, including an undiscounted abandonment and reclamation cost estimate obtained from the Alberta Energy Regulator, a credit-adjusted risk-free rate, and an estimated remaining productive life, and is therefore classified as a Level 3 fair value measurement. We did not perform any Level 2 fair value measurements during the period, and no assets or liabilities were measured at fair value on a recurring basis.

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued during the nine months ended July 31, 2026 that are expected to have a material impact on our unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended July 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to claims and legal proceedings arising in the ordinary course of business. We currently believe that any potential liabilities arising from such matters will not have a material adverse effect on our financial position, results of operations, or cash flows. As of July 31, 2026, we were not involved in any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as noted below, there have been no sales of unregistered securities during the three months ended July 31, 2026, which have not previously been reported in a Current Report on Form 8-K.

On July 1, 2026, the Company renewed its consulting agreement with the same consultant for a twelve-month term, providing for a monthly cash fee of $5,000 and a one-time grant of 16,667 shares of common stock, as approved by the Board by unanimous written consent dated June 26, 2026. The 16,667 shares were valued at the $2.76 closing price of the Company’s common stock on July 1, 2026, for a total grant-date value of $45,960, recognized on a straight-line basis over the twelve-month term. For the three and nine months ended July 31, 2026, the Company recognized $3,903 of share-based consulting expense within general and administrative expense, with $42,057 recorded as prepaid consulting fees as of July 31, 2026. As of July 31, 2026, the 16,667 shares had not been issued.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 17, 2026, Robin Ross, the Company’s Chairman and Chief Executive Officer, adopted a written trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading arrangement provided for the potential sale of up to 69,444 shares of the Company’s common stock and was scheduled to expire upon the earlier of 14 months from the adoption date or the sale of all shares subject to the arrangement. Subsequent to the quarter end, on August 31, 2026, Mr. Ross terminated the trading arrangement. No sales were made pursuant to the trading arrangement prior to its termination.

Except as described above, during the quarterly period ended July 31, 2026, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted, materially modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Trio Petroleum Corp, dated August 28, 2026.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO PETROLEUM CORP

By:	/s/ Robin Ross
Robin Ross
Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2026

By:	/s/ Greg Overholtzer
Greg Overholtzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 9, 2026

